Form 10-Q
period 2025-06-30
MERCER INTERNATIONAL INC.
filed 2025-07-31
CIK 1333274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

The Registrant had 66,982,506 shares of common stock outstanding as of July 29, 2025.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2025

(Unaudited)

FORM 10-Q

QUARTERLY REPORT - PAGE 2

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands of U.S. dollars, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	$453,524	$499,384	$960,498	$1,052,814
Costs and expenses
Cost of sales, excluding depreciation and amortization	444,047	439,220	874,294	897,402
Cost of sales depreciation and amortization	37,451	39,877	77,741	80,227
Selling, general and administrative expenses	30,430	29,789	60,134	61,490
Loss on disposal of investment in joint venture	—	—	—	23,645
Goodwill impairment	—	34,277	—	34,277
Operating loss	(58,404)	(43,779)	(51,671)	(44,227)
Other income (expenses)
Interest expense	(28,411)	(26,843)	(56,566)	(54,402)
Other income (expenses)	(1,120)	4,299	(1,305)	9,238
Total other expenses, net	(29,531)	(22,544)	(57,871)	(45,164)
Loss before income taxes	(87,935)	(66,323)	(109,542)	(89,391)
Income tax recovery (provision)	1,864	(1,263)	1,132	5,102
Net loss	$(86,071)	$(67,586)	$(108,410)	$(84,289)
Net loss per common share
Basic	$(1.29)	$(1.01)	$(1.62)	$(1.26)
Diluted	$(1.29)	$(1.01)	$(1.62)	$(1.26)
Dividends declared per common share	$0.075	$0.075	$0.150	$0.150

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands of U.S. dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(86,071)	$(67,586)	$(108,410)	$(84,289)
Other comprehensive income (loss)
Loss related to defined benefit pension plans	(269)	(184)	(531)	(267)
Income tax provision	—	—	—	(90)
Loss related to defined benefit pension plans, net of tax	(269)	(184)	(531)	(357)
Foreign currency translation adjustments	99,249	(14,611)	133,586	(52,080)
Other comprehensive income (loss), net of tax	98,980	(14,795)	133,055	(52,437)
Total comprehensive income (loss)	$12,909	$(82,381)	$24,645	$(136,726)

See accompanying Notes to the Interim Consolidated Financial Statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 3

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

	June 30, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$146,499	$184,925
Accounts receivable, net	335,394	327,345
Inventories	415,444	361,682
Prepaid expenses and other	21,461	17,601
Assets classified as held for sale	18,805	18,451
Total current assets	937,603	910,004
Property, plant and equipment, net	1,338,386	1,254,715
Amortizable intangible assets, net	52,277	49,829
Operating lease right-of-use assets	6,531	7,598
Pension asset	8,707	9,378
Deferred income tax assets	21,469	17,778
Other long-term assets	13,403	13,630
Total assets	$2,378,376	$2,262,932
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and other	$293,948	$248,661
Pension and other post-retirement benefit obligations	772	732
Liabilities associated with assets held for sale	7,398	7,145
Total current liabilities	302,118	256,538
Long-term debt	1,526,743	1,473,986
Pension and other post-retirement benefit obligations	12,645	11,134
Operating lease liabilities	3,902	4,793
Deferred income tax liabilities	74,027	74,772
Other long-term liabilities	12,450	11,934
Total liabilities	1,931,885	1,833,157
Shareholders’ equity
Common shares $1 par value; 200,000,000 authorized; 66,983,000 issued and outstanding (2024 – 66,871,000)	66,871	66,850
Additional paid-in capital	364,871	362,782
Retained earnings	112,463	230,912
Accumulated other comprehensive loss	(97,714)	(230,769)
Total shareholders’ equity	446,491	429,775
Total liabilities and shareholders’ equity	$2,378,376	$2,262,932

Commitments and contingencies (Note 14)

See accompanying Notes to the Interim Consolidated Financial Statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 4

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands of U.S. dollars)

	Common shares
Three Months Ended June 30:	Number (thousands of shares)	Amount, at Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance as of March 31, 2025	66,871	$66,850	$363,637	$203,558	$(196,694)	$437,351
Shares issued on grants of restricted shares	112	21	(21)	—	—	—
Stock compensation expense	—	—	1,255	—	—	1,255
Net loss	—	—	—	(86,071)	—	(86,071)
Dividends declared	—	—	—	(5,024)	—	(5,024)
Other comprehensive income	—	—	—	—	98,980	98,980
Balance as of June 30, 2025	66,983	$66,871	$364,871	$112,463	$(97,714)	$446,491

Balance as of March 31, 2024	66,850	$66,796	$360,941	$314,396	$(168,494)	$573,639
Shares issued on grants of restricted shares	21	54	(54)	—	—	—
Stock compensation expense	—	—	1,426	—	—	1,426
Net loss	—	—	—	(67,586)	—	(67,586)
Dividends declared	—	—	—	(5,015)	—	(5,015)
Other comprehensive loss	—	—	—	—	(14,795)	(14,795)
Balance as of June 30, 2024	66,871	$66,850	$362,313	$241,795	$(183,289)	$487,669

Six Months Ended June 30:
Balance as of December 31, 2024	66,871	$66,850	$362,782	$230,912	$(230,769)	$429,775
Shares issued on grants of restricted shares	112	21	(21)	—	—	—
Stock compensation expense	—	—	2,110	—	—	2,110
Net loss	—	—	—	(108,410)	—	(108,410)
Dividends declared	—	—	—	(10,039)	—	(10,039)
Other comprehensive income	—	—	—	—	133,055	133,055
Balance as of June 30, 2025	66,983	$66,871	$364,871	$112,463	$(97,714)	$446,491

Balance as of December 31, 2023	66,525	$66,471	$359,497	$336,113	$(126,671)	$635,410
Shares issued on grants of restricted shares	21	54	(54)	—	—	—
Shares issued on grants of performance share units	325	325	(325)	—	—	—
Stock compensation expense	—	—	3,195	—	—	3,195
Net loss	—	—	—	(84,289)	—	(84,289)
Dividends declared	—	—	—	(10,029)	—	(10,029)
Disposal of investment in joint venture	—	—	—	—	(4,181)	(4,181)
Other comprehensive loss	—	—	—	—	(52,437)	(52,437)
Balance as of June 30, 2024	66,871	$66,850	$362,313	$241,795	$(183,289)	$487,669

See accompanying Notes to the Interim Consolidated Financial Statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 5

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands of U.S. dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cash flows from (used in) operating activities
Net loss	$(86,071)	$(67,586)	$(108,410)	$(84,289)
Adjustments to reconcile net loss to cash flows from operating activities
Depreciation and amortization	37,523	39,941	77,878	80,345
Deferred income tax provision (recovery)	(1,632)	7,322	(11,138)	(6,104)
Inventory impairment	11,000	—	11,000	—
Loss on disposal of investment in joint venture	—	—	—	23,645
Goodwill impairment	—	34,277	—	34,277
Defined benefit pension plans and other post-retirement benefit plan expense	175	431	344	641
Stock compensation expense	1,036	1,403	2,042	3,432
Foreign exchange transaction losses (gains)	9,361	(3,382)	17,779	(6,831)
Other	3,012	1,389	4,640	2,116
Defined benefit pension plans and other post-retirement benefit plan contributions	—	(288)	—	(617)
Changes in working capital
Accounts receivable	31,588	21,929	14,790	(41,800)
Inventories	(17,175)	4,506	(24,066)	4,595
Accounts payable and accrued expenses	(12,046)	15,718	16,386	18,108
Prepaid expenses and other	18,703	6,525	(8,760)	5,473
Net cash from (used in) operating activities	(4,526)	62,185	(7,515)	32,991
Cash flows from (used in) investing activities
Purchase of property, plant and equipment	(24,331)	(17,883)	(44,413)	(36,344)
Proceeds from government grants	3,115	—	3,115	787
Other	(1,557)	(2,271)	(1,335)	(2,081)
Net cash from (used in) investing activities	(22,773)	(20,154)	(42,633)	(37,638)
Cash flows from (used in) financing activities
Proceeds from (repayment of) revolving credit facilities, net	3,607	(44,965)	25,361	(35,840)
Dividend payments	(5,015)	(5,014)	(5,015)	(5,014)
Payment of finance lease obligations	(2,405)	(2,687)	(4,913)	(4,876)
Other	545	(614)	545	(729)
Net cash from (used in) financing activities	(3,268)	(53,280)	15,978	(46,459)
Effect of exchange rate changes on cash and cash equivalents	(4,407)	150	(4,256)	287
Net decrease in cash and cash equivalents	(34,974)	(11,099)	(38,426)	(50,819)
Cash and cash equivalents, beginning of period	181,473	274,272	184,925	313,992
Cash and cash equivalents, end of period	$146,499	$263,173	$146,499	$263,173

Supplemental cash flow disclosure:
Cash paid for interest	$28,209	$16,813	$53,415	$51,529
Cash paid for income taxes	$12,679	$4,522	$29,591	$12,695
Supplemental schedule of non-cash investing and financing activities:
Leased production and other equipment	$4,072	$4,131	$5,460	$8,645

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

The Interim Consolidated Financial Statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). The consolidated balance sheet information as of December 31, 2024 was derived from the Company’s audited Consolidated Financial Statements, but does not contain all of the footnote disclosures from the annual Consolidated Financial Statements. The footnote disclosure included herein has been prepared in accordance with accounting principles generally accepted for interim financial statements in the United States (“GAAP”). The unaudited Interim Consolidated Financial Statements should be read together with the audited Consolidated Financial Statements and accompanying notes included in the Company’s latest Annual Report on Form 10‑K for the fiscal year ended December 31, 2024. In the opinion of the Company, the unaudited Interim Consolidated Financial Statements contained herein have been prepared on a consistent basis with the audited Consolidated Financial Statements and accompanying notes included in the Company’s latest Annual Report on Form 10‑K for the fiscal year ended December 31, 2024 and contain all adjustments necessary for a fair statement of the results of the interim periods included. The results for the periods included herein may not be indicative of the results for the entire year.

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

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU 2024-03, which expands disclosures about specific expense categories presented on the face of the income statement and addresses requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation and amortization) in commonly presented expense captions (such as cost of sales and selling, general and administrative expenses). ASU 2024-03 is effective for fiscal years beginning after December 15, 2026 and interim periods thereafter with early adoption permitted. The Company is currently assessing the impact of ASU 2024-03.

Note 2. Assets and Liabilities Classified as Held for Sale

The Company continues to actively market the sandalwood business and expects a sale to occur within the next 12 months. Accordingly, the assets and associated liabilities of the business, referred to as the “disposal group”, continue to be classified as held for sale.

The disposal group’s estimated fair value was determined using Level 3 inputs based on preliminary indicative offers from third parties. The following summarizes the major classes of assets and liabilities classified as held for sale as of June 30, 2025.

June 30, 2025
Cash and cash equivalents	$6,270
Accounts receivable, net	853
Inventories	16,962
Property, plant and equipment, net	3,248
Operating lease right-of-use-assets	5,182
Sandalwood tree plantations	25,708
Impairment reserve	(39,418)
Assets classified as held for sale	$18,805

Accounts payable and other	$2,342
Operating lease liabilities	5,056
Liabilities associated with assets held for sale	$7,398

Note 3. Inventories

Inventories as of June 30, 2025 and December 31, 2024, were comprised of the following:

	June 30, 2025	December 31, 2024
Raw materials	$145,352	$131,396
Finished goods	124,361	101,121
Spare parts and other	145,731	129,165
	$415,444	$361,682

For the three months ended June 30, 2025, the Company recorded inventory impairment charges of $10,000 against raw materials inventory and $1,000 against finished goods inventory as a result of low hardwood pulp prices. The inventory impairment charges are recorded in “Cost of sales, excluding depreciation and amortization” in the Interim Consolidated Statements of Operations.

For the three and six months ended June 30, 2024, there were no inventory impairment charges recorded.

FORM 10-Q

QUARTERLY REPORT - PAGE 8

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 4. Accounts Payable and Other

Accounts payable and other as of June 30, 2025 and December 31, 2024, was comprised of the following:

	June 30, 2025	December 31, 2024
Trade payables	$78,742	$53,610
Accrued expenses	97,132	73,755
Interest payable	33,523	33,312
Income tax payable	14,616	30,459
Payroll-related accruals	28,003	24,100
Wastewater fee (a)	9,175	6,324
Finance lease liability	11,957	9,415
Operating lease liability	2,700	2,874
Other	18,100	14,812
	$293,948	$248,661
(a)
The Company is required to pay certain fees based on wastewater emissions at its German mills. Accrued fees can be reduced upon the mills’ demonstration of reduced wastewater emissions.

Note 5. Debt

Debt as of June 30, 2025 and December 31, 2024, was comprised of the following:

	Maturity	June 30, 2025	December 31, 2024
Senior notes (a)
12.875% senior notes	2028	$400,000	$400,000
5.125% senior notes	2029	875,000	875,000

Credit arrangements
€370.1 million German joint revolving credit facility (b)	2027	196,310	168,822
C$160.0 million Canadian joint revolving credit facility (c)	2027	20,891	347
€2.6 million demand loan (d)		—	—

Finance lease liability		54,364	48,214
		1,546,565	1,492,383
Less: unamortized senior note issuance costs		(7,865)	(8,982)
Less: finance lease liability due within one year		(11,957)	(9,415)
		$1,526,743	$1,473,986

The maturities of the principal portion of the senior notes and credit arrangements as of June 30, 2025 were as follows:

Senior Notes and Credit Arrangements
2026	$—
2027	217,201
2028	400,000
2029	875,000
$1,492,201

Certain of the Company’s debt instruments were issued under agreements which, among other things, may limit its ability and the ability of its subsidiaries to make certain payments, including dividends. These limitations are subject to specific exceptions. As of June 30, 2025, the Company was in compliance with the terms of its debt agreements.

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

(b)
A €370.1 million joint revolving credit facility for the German mills that matures in September 2027. Borrowings under the facility are unsecured and bear interest at Euribor plus a variable margin ranging from 1.40% to 2.35% dependent on conditions including but not limited to a prescribed leverage ratio. The facility is sustainability linked whereby the interest rate margin is subject to upward or downward adjustments of up to 0.05% per annum if the Company achieves, or fails to achieve, certain specified sustainability targets. As of June 30, 2025, approximately €167.5 million ($196,310) of this facility was drawn and accruing interest at a rate of 3.446%, approximately €27.4 million ($32,065) was supporting bank guarantees and approximately €175.2 million ($205,412) was available.
(c)
A C$160.0 million joint revolving credit facility for the Celgar mill, Peace River mill and certain other Canadian subsidiaries that matures in January 2027. The facility is available by way of: (i) Canadian dollar denominated advances, which bear interest at a designated prime rate per annum; (ii) Canadian dollar denominated advances, which bear interest at the applicable Adjusted Term Canadian Overnight Repo Rate Average plus 1.20% to 1.45% per annum; (iii) dollar denominated base rate advances at the greater of the federal funds rate plus 0.50%, an Adjusted Term Secured Overnight Financing Rate (“SOFR”) for a one month tenor plus 1.00% and the bank’s applicable reference rate for dollar denominated loans; and (iv) dollar denominated SOFR advances, which bear interest at the applicable Adjusted Term SOFR plus 1.20% to 1.45% per annum. As of June 30, 2025, approximately C$28.5 million ($20,891) of this facility was drawn and accruing interest at a rate of 4.481%, approximately C$0.6 million ($472) was supporting letters of credit and approximately C$117.6 million ($86,152) was available.
(d)
A €2.6 million demand loan for the Rosenthal mill that does not have a maturity date. Borrowings under this facility are unsecured and bear interest at the rate of the three-month Euribor plus 2.50%. As of June 30, 2025, approximately €2.6 million ($2,991) of this facility was supporting bank guarantees and approximately $nil was available.

FORM 10-Q

QUARTERLY REPORT - PAGE 10

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 6. Pension and Other Post-Retirement Benefit Obligations

Defined Benefit Plans

Pension benefits are based on employees’ earnings and years of service. The defined benefit plans are funded by contributions from the Company based on actuarial estimates and statutory requirements. The components of the net benefit costs for the Celgar and Peace River defined benefit plans, in aggregate for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,
	2025		2024
	Pension	Other Post- Retirement Benefits	Pension	Other Post- Retirement Benefits
Service cost	$671	$36	$687	$31
Interest cost	1,015	111	966	115
Expected return on plan assets	(1,389)	—	(1,184)	—
Amortization of unrecognized items	(82)	(187)	20	(204)
Net benefit costs (gains)	$215	$(40)	$489	$(58)

	Six Months Ended June 30,
	2025		2024
	Pension	Other Post- Retirement Benefits	Pension	Other Post- Retirement Benefits
Service cost	$1,318	$70	$1,384	$63
Interest cost	1,995	219	1,946	232
Expected return on plan assets	(2,727)	—	(2,717)	—
Amortization of unrecognized items	(163)	(368)	144	(411)
Net benefit costs (gains)	$423	$(79)	$757	$(116)

The components of the net benefit costs (gains) other than service cost are recorded in “Other income (expenses)” in the Interim Consolidated Statements of Operations. The amortization of unrecognized items relates to actuarial losses (gains) and prior service costs.

Defined Contribution Plan

Effective December 31, 2008, the defined benefit plans at the Celgar mill were closed to new members and the service accrual ceased. Effective January 1, 2009, the members began to receive pension benefits, at a fixed contractual rate, under a new defined contribution plan. During the three and six months ended June 30, 2025, the Company made contributions of $402 and $613, respectively, to this plan (2024 – $318 and $638).

Multiemployer Plan

The Company participates in a multiemployer plan for the hourly-paid employees at the Celgar mill. The contributions to the plan are determined based on a percentage of pensionable earnings pursuant to a collective bargaining agreement. The Company has no current or future contribution obligations in excess of the contractual contributions. During the three and six months ended June 30, 2025, the Company made contributions of $683 and $1,389, respectively, to this plan (2024 – $613 and $1,134).
FORM 10-Q

QUARTERLY REPORT - PAGE 11

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 7. Income Taxes

Differences between the U.S. Federal statutory rate and the Company’s effective tax rate for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
U.S. Federal statutory rate	21%	21%	21%	21%
Income tax recovery using U.S. Federal statutory rate on loss before income taxes	$18,467	$13,928	$23,004	$18,772
Tax differential on foreign loss	2,252	3,482	1,325	2,895
Effect of foreign earnings (a)	3,413	(7,806)	—	(7,806)
Valuation allowance	(19,896)	7,767	(27,138)	5,159
Non-deductible goodwill impairment	—	(10,239)	—	(10,239)
True-up of prior year taxes	362	(3,925)	1,113	(2,689)
Annual effective tax rate adjustment	(2,600)	(6,000)	3,600	(4,300)
Change in tax rate	(15)	—	(418)	1,460
Other, net	(119)	1,530	(354)	1,850
Income tax recovery (provision)	$1,864	$(1,263)	$1,132	$5,102
Comprised of:
Current income tax recovery (provision)	$232	$6,059	$(10,006)	$(1,002)
Deferred income tax recovery (provision)	1,632	(7,322)	11,138	6,104
Income tax recovery (provision)	$1,864	$(1,263)	$1,132	$5,102
(a)
Primarily due to the impact of the global intangible low-taxed income provision in the Tax Cuts and Jobs Act of 2017.

Note 8. Shareholders’ Equity

Dividends

During the six months ended June 30, 2025, the Company’s board of directors declared the following:

Date Declared	Dividend Per Common Share	Amount
February 20, 2025	$0.075	$5,015
May 1, 2025	0.075	5,024
	$0.150	$10,039

Stock Based Compensation

The Company’s stock incentive plan consists of stock options, restricted stock units (“RSUs”), deferred stock units (“DSUs”), restricted shares, performance shares, performance share units (“PSUs”) and stock appreciation rights. During the three and six months ended June 30, 2025, there were no issued and outstanding stock options, RSUs, performance shares or stock appreciation rights. In June 2025, the Company registered an additional 2.5 million shares under its stock incentive plan. As of June 30, 2025, after factoring in all allocated shares, there remain approximately 2.6 million common shares available for grant.

FORM 10-Q

QUARTERLY REPORT - PAGE 12

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

The following table summarizes non-vested PSU activity during the period:

Number of PSUs
Balance as of January 1, 2025	4,379,461
Granted	2,241,640
Forfeited	(1,452,061)
Balance as of June 30, 2025	5,169,040

The following table summarizes non-vested restricted share and DSU activity during the period:

	Equity Based Awards		Liability Based Awards
	Number of Restricted Shares	Number of Equity DSUs	Number of Cash Only DSUs
Balance as of January 1, 2025	21,054	50,397	31,581
Granted	111,732	101,956	55,866
Vested	(21,054)	(50,397)	(31,581)
Balance as of June 30, 2025	111,732	101,956	55,866

There were 93,759 Equity DSUs granted to directors that were vested but not settled as of June 30, 2025.

Note 9. Net Loss Per Common Share

The reconciliation of basic and diluted net loss per common share for the three and six months ended June 30, 2025 and 2024 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss
Basic and diluted	$(86,071)	$(67,586)	$(108,410)	$(84,289)

Net loss per common share
Basic	$(1.29)	$(1.01)	$(1.62)	$(1.26)
Diluted	$(1.29)	$(1.01)	$(1.62)	$(1.26)

Weighted average number of common shares outstanding:
Basic (a)	66,914,282	66,816,843	66,903,741	66,729,416
Diluted	66,914,282	66,816,843	66,903,741	66,729,416

(a)
For the three and six months ended June 30, 2025, the weighted average number of common shares outstanding excludes 111,732 restricted shares which have been issued, but have not vested as of June 30, 2025 (2024 – 21,054 restricted shares) and includes vested Equity DSUs.

FORM 10-Q

QUARTERLY REPORT - PAGE 13

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

The calculation of diluted net loss per common share does not assume the exercise of any instruments that would have an anti-dilutive effect on net loss per common share. Non-vested instruments excluded from the calculation of net loss per common share because they were anti-dilutive for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
PSUs	5,169,040	4,828,019	5,169,040	4,828,019
Restricted shares	111,732	21,054	111,732	21,054
Equity DSUs	101,956	93,760	101,956	93,760

Note 10. Accumulated Other Comprehensive Loss

The change in the accumulated other comprehensive loss by component (net of tax) for the three and six months ended June 30, 2025 and 2024 was as follows:

	Foreign Currency Translation Adjustments	Defined Benefit Pension and Other Post-Retirement Benefit Items	Total
Three Months Ended June 30:
Balance as of March 31, 2025	$(215,660)	$18,966	$(196,694)
Other comprehensive income before reclassifications	99,249	—	99,249
Amounts reclassified	—	(269)	(269)
Other comprehensive income (loss)	99,249	(269)	98,980
Balance as of June 30, 2025	$(116,411)	$18,697	$(97,714)

Balance as of March 31, 2024	$(183,074)	$14,580	$(168,494)
Other comprehensive loss before reclassifications	(14,611)	—	(14,611)
Amounts reclassified	—	(184)	(184)
Other comprehensive loss	(14,611)	(184)	(14,795)
Balance as of June 30, 2024	$(197,685)	$14,396	$(183,289)

Six Months Ended June 30:
Balance as of December 31, 2024	$(249,997)	$19,228	$(230,769)
Other comprehensive income before reclassifications	133,586	—	133,586
Amounts reclassified	—	(531)	(531)
Other comprehensive income (loss)	133,586	(531)	133,055
Balance as of June 30, 2025	$(116,411)	$18,697	$(97,714)

Balance as of December 31, 2023	$(145,605)	$18,934	$(126,671)
Other comprehensive loss before reclassifications	(52,080)	(90)	(52,170)
Amounts reclassified	—	(267)	(267)
Other comprehensive loss	(52,080)	(357)	(52,437)
Disposal of investment in joint venture	—	(4,181)	(4,181)
Balance as of June 30, 2024	$(197,685)	$14,396	$(183,289)

Note 11. Related Party Transactions

For the three and six months ended June 30, 2025, services from the Company’s 20% owned logging and chipping operation were $805 and $3,774, respectively, (2024 – $1,071 and $4,195) and as of June 30, 2025, the Company had a payable balance to the operation of $158 (December 31, 2024 – receivable of $348).

FORM 10-Q

QUARTERLY REPORT - PAGE 14

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

For the three and six months ended June 30, 2025, services from the Company’s 26% owned wood purchasing operation were $3,434 and $5,662, respectively, (2024 – $1,367 and $2,315) and as of June 30, 2025, the Company had a payable balance to the operation of $100 (December 31, 2024 – receivable of $50).

Note 12. Segment Information

The Company is managed based on the primary products it manufactures: pulp and solid wood. The Company’s four pulp mills are aggregated into the pulp segment. The Friesau sawmill, the Torgau facility and the mass timber facilities are aggregated into the solid wood segment. The operating results for the pulp and solid wood segments are regularly reviewed by the Company’s chief operating decision maker (the “CODM”) to assess segment performance and to make decisions about resource allocation. The Company’s CODM is the Chief Executive Officer.

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

FORM 10-Q

QUARTERLY REPORT - PAGE 15

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Information about certain segment data for the three and six months ended June 30, 2025 and 2024 was as follows:

Three Months Ended June 30, 2025	Pulp	Solid Wood	Total of Segments (a)
Revenues from external customers	$332,308	$117,268	$449,576
Intersegment revenues	165	11,548	11,713
	332,473	128,816	461,289
Less segment expenses:
Fiber	167,000	69,975
Maintenance (b)	47,097	12,140
Freight	32,907	13,364
Labor (c)	24,947	15,038
Chemicals	32,044	—
Energy	11,828	4,771
Other (d)	26,912	18,389
Segment Operating EBITDA	$(10,262)	$(4,861)	$(15,123)

Purchase of property, plant and equipment	$15,802	$8,549	$24,351
(a)
The total of segments’ Segment Operating EBITDA is reconciled to consolidated loss before income taxes in the Interim Consolidated Statements of Operations as follows:

Three Months Ended June 30, 2025	Pulp	Solid Wood	Total
Reconciliation to loss before income taxes
Total of segments’ Segment Operating EBITDA			$(15,123)
Segment depreciation and amortization	(24,689)	(12,664)	(37,353)
Interest expense			(28,411)
Other income			(1,120)
Corporate expenses and eliminations			(5,928)
Consolidated loss before income taxes			$(87,935)
(b)
Maintenance expense for the pulp segment includes expenditures for planned annual maintenance downtime at our pulp mills.
(c)
Labor expense excludes maintenance and indirect labor costs.
(d)
Other expenses primarily include selling, general and administrative expenses and the net change in finished goods inventories.

FORM 10-Q

QUARTERLY REPORT - PAGE 16

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Three Months Ended June 30, 2025	Pulp	Solid Wood	Corporate and Other	Consolidated
Revenues from external customers by major products
Pulp	$313,705	$—	$—	$313,705
Lumber	—	66,332	—	66,332
Energy and chemicals	18,603	4,242	1,823	24,668
Manufactured products (a)	—	12,418	—	12,418
Pallets	—	26,586	—	26,586
Biofuels (b)	—	5,095	—	5,095
Wood residuals	—	2,595	2,125	4,720
Total revenues from external customers	$332,308	$117,268	$3,948	$453,524

Revenues from external customers by geography (c)
U.S.	$32,179	$40,275	$607	$73,061
Foreign countries
Germany	67,531	47,028	220	114,779
China	130,411	113	—	130,524
Other countries	102,187	29,852	3,121	135,160
	300,129	76,993	3,341	380,463
Total revenues from external customers	$332,308	$117,268	$3,948	$453,524
(a)
Manufactured products primarily include cross-laminated timber and glue-laminated timber.
(b)
Biofuels include pellets and briquettes.
(c)
Sales are attributed to countries based on the ship-to location provided by the customer.

FORM 10-Q

QUARTERLY REPORT - PAGE 17

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Three Months Ended June 30, 2024	Pulp	Solid Wood	Total of Segments (a)
Revenues from external customers	$367,371	$130,238	$497,609
Intersegment revenues	111	9,149	9,260
	367,482	139,387	506,869
Less segment expenses:
Fiber	129,336	63,594
Maintenance (b)	68,833	10,807
Freight	33,699	14,491
Labor (c)	22,761	14,320
Chemicals	28,036	—
Energy	10,635	7,312
Other (d)	42,508	25,739
Segment Operating EBITDA	$31,674	$3,124	$34,798

Purchase of property, plant and equipment	$13,361	$4,459	$17,820
(a)
The total of segments’ Segment Operating EBITDA is reconciled to consolidated loss before income taxes in the Interim Consolidated Statements of Operations as follows:

Three Months Ended June 30, 2024	Pulp	Solid Wood	Total
Reconciliation to loss before income taxes
Total of segments’ Segment Operating EBITDA			$34,798
Segment depreciation and amortization	(27,193)	(12,526)	(39,719)
Goodwill impairment	—	(34,277)	(34,277)
Interest expense			(26,843)
Other income			4,299
Corporate expenses and eliminations			(4,581)
Consolidated loss before income taxes			$(66,323)
(b)
Maintenance expense for the pulp segment includes expenditures for planned annual maintenance downtime at our pulp mills.
(c)
Labor expense excludes maintenance and indirect labor costs.
(d)
Other expenses primarily include selling, general and administrative expenses and the net change in finished goods inventories.

FORM 10-Q

QUARTERLY REPORT - PAGE 18

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Three Months Ended June 30, 2024	Pulp	Solid Wood	Corporate and Other	Consolidated
Revenues from external customers by major products
Pulp	$346,808	$—	$—	$346,808
Lumber	—	53,910	—	53,910
Energy and chemicals	20,563	4,301	1,775	26,639
Manufactured products (a)	—	35,381	—	35,381
Pallets	—	26,741	—	26,741
Biofuels (b)	—	8,155	—	8,155
Wood residuals	—	1,750	—	1,750
Total revenues from external customers	$367,371	$130,238	$1,775	$499,384

Revenues from external customers by geography (c)
U.S.	$46,022	$57,133	$517	$103,672
Foreign countries
Germany	85,218	48,299	219	133,736
China	99,347	390	—	99,737
Other countries	136,784	24,416	1,039	162,239
	321,349	73,105	1,258	395,712
Total revenues from external customers	$367,371	$130,238	$1,775	$499,384
(a)
Manufactured products primarily include cross-laminated timber and glue-laminated timber.
(b)
Biofuels include pellets and briquettes.
(c)
Sales are attributed to countries based on the ship-to location provided by the customer.

FORM 10-Q

QUARTERLY REPORT - PAGE 19

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Six Months Ended June 30, 2025	Pulp	Solid Wood	Total of Segments (a)
Revenues from external customers	$713,388	$239,988	$953,376
Intersegment revenues	509	21,569	22,078
	713,897	261,557	975,454
Less segment expenses:
Fiber	305,284	136,343
Maintenance (b)	89,063	21,333
Freight	68,339	26,688
Labor (c)	49,140	29,685
Chemicals	60,105	—
Energy	26,235	13,195
Other (d)	76,121	39,466
Segment Operating EBITDA	$39,610	$(5,153)	$34,457

Purchase of property, plant and equipment	$29,562	$14,830	$44,392
(a)
The total of segments’ Segment Operating EBITDA is reconciled to consolidated loss before income taxes in the Interim Consolidated Statements of Operations as follows:

Six Months Ended June 30, 2025	Pulp	Solid Wood	Total
Reconciliation to loss before income taxes
Total of segments’ Segment Operating EBITDA			$34,457
Segment depreciation and amortization	(52,911)	(24,624)	(77,535)
Interest expense			(56,566)
Other expenses			(1,305)
Corporate expenses and eliminations			(8,593)
Consolidated loss before income taxes			$(109,542)
(b)
Maintenance expense for the pulp segment includes expenditures for planned annual maintenance downtime at our pulp mills.
(c)
Labor expense excludes maintenance and indirect labor costs.
(d)
Other expenses primarily include selling, general and administrative expenses and the net change in finished goods inventories.

FORM 10-Q

QUARTERLY REPORT - PAGE 20

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Six Months Ended June 30, 2025	Pulp	Solid Wood	Corporate and Other	Consolidated
Revenues from external customers by major products
Pulp	$670,669	$—	$—	$670,669
Lumber	—	131,718	—	131,718
Energy and chemicals	42,719	9,108	4,997	56,824
Manufactured products (a)	—	31,242	—	31,242
Pallets	—	49,763	—	49,763
Biofuels (b)	—	14,319	—	14,319
Wood residuals	—	3,838	2,125	5,963
Total revenues from external customers	$713,388	$239,988	$7,122	$960,498

Revenues from external customers by geography (c)
U.S.	$71,027	$87,585	$1,249	$159,861
Foreign countries
Germany	144,589	93,657	381	238,627
China	267,981	506	—	268,487
Other countries	229,791	58,240	5,492	293,523
	642,361	152,403	5,873	800,637
Total revenues from external customers	$713,388	$239,988	$7,122	$960,498
(a)
Manufactured products primarily include cross-laminated timber and glue-laminated timber.
(b)
Biofuels include pellets and briquettes.
(c)
Sales are attributed to countries based on the ship-to location provided by the customer.

FORM 10-Q

QUARTERLY REPORT - PAGE 21

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Six Months Ended June 30, 2024	Pulp	Solid Wood	Total of Segments (a)
Revenues from external customers	$799,775	$249,261	$1,049,036
Intersegment revenues	271	18,871	19,142
	800,046	268,132	1,068,178
Less segment expenses:
Fiber	280,122	127,197
Maintenance (b)	91,551	21,843
Freight	77,383	27,872
Labor (c)	45,481	28,442
Chemicals	61,434	—
Energy	31,099	14,104
Purchase of pulp from CPP (d)	19,707	—
Other (e)	93,130	46,445
Segment Operating EBITDA	$100,139	$2,229	$102,368

Purchase of property, plant and equipment	$22,782	$13,464	$36,246
(a)
The total of segments’ Segment Operating EBITDA is reconciled to consolidated loss before income taxes in the Interim Consolidated Statements of Operations as follows:

Six Months Ended June 30, 2024	Pulp	Solid Wood	Total
Reconciliation to loss before income taxes
Total of segments’ Segment Operating EBITDA			$102,368
Segment depreciation and amortization	(54,566)	(25,337)	(79,903)
Loss on disposal of investment in joint venture	(23,645)	—	(23,645)
Goodwill impairment	—	(34,277)	(34,277)
Interest expense			(54,402)
Other income			9,238
Corporate expenses and eliminations			(8,770)
Consolidated loss before income taxes			$(89,391)
(b)
Maintenance expense for the pulp segment includes expenditures for planned annual maintenance downtime at our pulp mills.
(c)
Labor expense excludes maintenance and indirect labor costs.
(d)
Purchases of pulp inventory from the Cariboo Pulp & Paper Company mill (“CPP”) prior to the disposition of the Company’s equity interest in 2024.
(e)
Other expenses primarily include selling, general and administrative expenses and the net change in finished goods inventories.

FORM 10-Q

QUARTERLY REPORT - PAGE 22

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Six Months Ended June 30, 2024	Pulp	Solid Wood	Corporate and Other	Consolidated
Revenues from external customers by major products
Pulp	$755,103	$—	$—	$755,103
Lumber	—	109,792	—	109,792
Energy and chemicals	44,672	9,139	3,778	57,589
Manufactured products (a)	—	52,094	—	52,094
Pallets	—	54,761	—	54,761
Biofuels (b)	—	19,409	—	19,409
Wood residuals	—	4,066	—	4,066
Total revenues from external customers	$799,775	$249,261	$3,778	$1,052,814

Revenues from external customers by geography (c)
U.S.	$83,611	$101,328	$1,425	$186,364
Foreign countries
Germany	164,742	102,375	360	267,477
China	282,146	1,199	—	283,345
Other countries	269,276	44,359	1,993	315,628
	716,164	147,933	2,353	866,450
Total revenues from external customers	$799,775	$249,261	$3,778	$1,052,814
(a)
Manufactured products primarily include cross-laminated timber and glue-laminated timber.
(b)
Biofuels include pellets and briquettes.
(c)
Sales are attributed to countries based on the ship-to location provided by the customer.

Note 13. Financial Instruments and Fair Value Measurement

Due to their short-term maturity, the carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable and other approximates their fair value. The estimated fair values of the Company’s outstanding debt under the fair value hierarchy as of June 30, 2025 and December 31, 2024 were as follows:

	Fair value measurements as of
		June 30, 2025 using:
Description	Level 1	Level 2	Level 3	Total
Revolving credit facilities	$—	$217,201	$—	$217,201
Senior notes	—	1,119,442	—	1,119,442
	$—	$1,336,643	$—	$1,336,643

	Fair value measurements as of
		December 31, 2024 using:
Description	Level 1	Level 2	Level 3	Total
Revolving credit facilities	$—	$169,169	$—	$169,169
Senior notes	—	1,186,921	—	1,186,921
	$—	$1,356,090	$—	$1,356,090

The carrying value of the revolving credit facilities classified as Level 2 approximates the fair value as the variable interest rates reflect current interest rates for financial instruments with similar characteristics and maturities.

The fair value of the senior notes classified as Level 2 was determined using quoted prices in a dealer market, or using recent market transactions. The Company’s senior notes are not carried at fair value in the Interim Consolidated Balance Sheets as of June 30, 2025 or December 31, 2024. However, fair value disclosure is required. The carrying value of the Company’s senior notes, net of unamortized note issuance costs, was $1,267,135 as of June 30, 2025 (December 31, 2024 – $1,266,018).

FORM 10-Q

QUARTERLY REPORT - PAGE 23

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Credit Risk

The Company’s exposure to credit losses may increase if its customers' production and other costs are adversely affected by inflation, interest rate levels and tariffs. Although the Company has historically not experienced significant credit losses, it is possible that there could be a material adverse impact from potential adjustments of the carrying amount of trade receivables if the cash flows of the Company’s customers are adversely impacted by inflation, interest rate levels and tariffs. As of June 30, 2025, the Company has not had significant credit losses.

As of June 30, 2025, the carrying amount of cash and cash equivalents of $146,499 and accounts receivable of $335,394 recorded in the Interim Consolidated Balance Sheet, net of any allowances for losses, represent the Company’s maximum exposure to credit risk.

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

QUARTERLY REPORT - PAGE 24

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

We define Operating EBITDA as operating loss plus depreciation and amortization and long-lived asset impairment charges. We use Operating EBITDA as a benchmark measurement of our own operating results and as a benchmark relative to our competitors. We consider it to be a meaningful supplement to operating loss as a performance measure primarily because depreciation expense and long-lived asset impairment charges are not actual cash costs, and depreciation expense varies widely from company to company in a manner that we consider largely independent of the underlying cost efficiency of our operating facilities. In addition, we believe Operating EBITDA is commonly used by securities analysts, investors and other interested parties to evaluate our financial performance.

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

FORM 10-Q

QUARTERLY REPORT - PAGE 25

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this document: (i) unless the context otherwise requires, references to “we”, “our”, “us”, the “Company” or “Mercer” mean Mercer International Inc. and its subsidiaries; (ii) references to “Mercer Inc.” mean the Company excluding its subsidiaries; (iii) information is provided as of June 30, 2025, unless otherwise stated; (iv) our reporting currency is dollars and references to “€” mean euros and “C$” mean Canadian dollars; (v) “ADMTs” mean air-dried metric tonnes; (vi) “CLT” mean cross-laminated timber; (vii) “glulam” mean glue-laminated timber; (viii) “m3” mean cubic meters; (ix) “NBSK” mean northern bleached softwood kraft; (x) “NBHK” mean northern bleached hardwood kraft; (xi) “MW” mean megawatts and “MWh” mean megawatt hours; (xii) “Mfbm” mean thousand board feet of lumber and “MMfbm” mean million board feet of lumber; and (xiii) our lumber metrics are converted from m3 to Mfbm using a conversion ratio of 1.6 m3 of lumber equaling one Mfbm, which is the ratio commonly used in the industry.

Due to rounding, numbers presented throughout this report may not add up precisely to totals we provide and percentages may not precisely reflect the absolute figure.

The following discussion and analysis of our results of operations and financial condition for the three and six months ended June 30, 2025 should be read in conjunction with our Interim Consolidated Financial Statements and related notes included in this quarterly report, as well as our most recent annual report on Form 10-K for the fiscal year ended December 31, 2024 filed with the Securities and Exchange Commission, referred to as the “SEC”.

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

Current Market Environment

In the second quarter of 2025, our NBSK pulp sales realizations remained strong in both North America and Europe compared to the first quarter of 2025 driven by steady demand and supply constraints. In China, both our NBSK and NBHK pulp sales realizations decreased in the second quarter of 2025 compared to the first quarter of 2025 as a result of weak demand driven by global trade policy uncertainty. In North America, NBHK pulp sales realizations modestly increased in the second quarter of 2025 compared to the first quarter of 2025 due to stable demand.

In the second quarter of 2025, our lumber sales realizations increased in both the U.S. and Europe compared to the first quarter of 2025 due to stable demand and reduced supply.

As of June 30, 2025, the third-party industry quoted NBSK pulp list prices in Europe and North America were approximately $1,510 per ADMT and $1,790 per ADMT, respectively, and the third-party industry quoted NBSK pulp net price in China was approximately $690 per ADMT. Prices for China are net of discounts, allowances and rebates.

FORM 10-Q

QUARTERLY REPORT - PAGE 26

We currently expect NBSK pulp prices to decrease in all our key markets in the third quarter of 2025 driven by slower demand as a result of seasonality and a weakened economic environment caused by global trade policy uncertainty. For NBHK pulp prices, we currently expect relatively steady prices in the third quarter of 2025.

In the third quarter of 2025, we currently expect lumber prices to modestly increase in Europe primarily driven by strong demand and higher fiber costs. In the U.S., we currently expect higher prices in the third quarter of 2025 as a result of lower supply and the impact from duties imposed on Canadian producers. In the third quarter of 2025, we currently expect pallet prices to remain flat due to continued weak economic conditions in Europe and mass timber prices to remain relatively steady.

Per unit fiber costs for the pulp segment increased in the second quarter of 2025 compared to the first quarter of 2025 primarily as a result of strong demand and steady supply. For the third quarter of 2025, we currently expect per unit fiber costs to be lower for our German pulp mills due to reduced demand and relatively stable for our Canadian pulp mills.

Per unit fiber costs for the solid wood segment increased in the second quarter of 2025 compared to the first quarter of 2025 as a result of strong demand in Germany. For the third quarter of 2025, we currently expect modestly higher per unit fiber costs for our solid wood segment due to a temporary reduction in regional logging in Germany and continued strong demand.

Demand and pricing for our products may be further impacted by ongoing developments in international trade policies, including tariffs proposed or imposed by the United States on goods originating from Canada, the European Union and other countries, and related countermeasures. As these developments are ongoing and subject to change, it is difficult to predict such impact at this time. However, in the second quarter of 2025, uncertainties surrounding these developments have impacted demand for pulp in China. See Item 1A. Risk Factors in our annual report on Form 10-K for the fiscal year ended December 31, 2024 for further information.

FORM 10-Q

QUARTERLY REPORT - PAGE 27

Summary Financial Highlights

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands, other than per share amounts)
Statement of Operations Data
Revenues from external customers
Pulp segment	$332,308	$367,371	$713,388	$799,775
Solid wood segment	117,268	130,238	239,988	249,261
Corporate and other	3,948	1,775	7,122	3,778
Total revenues	$453,524	$499,384	$960,498	$1,052,814

Pulp Segment Operating EBITDA(1)	$(10,262)	$31,674	$39,610	$100,139
Solid wood Segment Operating EBITDA(1)	(4,861)	3,124	(5,153)	2,229
Corporate and other	(5,758)	(4,359)	(8,250)	(8,328)
Operating EBITDA(2)	$(20,881)	$30,439	$26,207	$94,040

Net loss	$(86,071)	$(67,586)	$(108,410)	$(84,289)
Net loss per common share
Basic	$(1.29)	$(1.01)	$(1.62)	$(1.26)
Diluted	$(1.29)	$(1.01)	$(1.62)	$(1.26)
Common shares outstanding at period end	66,983	66,871	66,983	66,871

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
(2)
Operating EBITDA is a non-GAAP measure. See “Non-GAAP Financial Measures” for its description, limitation and why we consider it to be a useful measure. The following table provides a reconciliation of net loss to operating loss and Operating EBITDA for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Net loss	$(86,071)	$(67,586)	$(108,410)	$(84,289)
Income tax provision (recovery)	(1,864)	1,263	(1,132)	(5,102)
Interest expense	28,411	26,843	56,566	54,402
Other expenses (income)	1,120	(4,299)	1,305	(9,238)
Operating loss	(58,404)	(43,779)	(51,671)	(44,227)
Add: Depreciation and amortization	37,523	39,941	77,878	80,345
Add: Loss on disposal of investment in joint venture	—	—	—	23,645
Add: Goodwill impairment	—	34,277	—	34,277
Operating EBITDA	$(20,881)	$30,439	$26,207	$94,040

FORM 10-Q

QUARTERLY REPORT - PAGE 28

Selected Production, Sales and Other Data

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Pulp Segment
Pulp production ('000 ADMTs)
NBSK	403.2	357.8	773.6	811.0
NBHK	53.9	63.9	142.4	149.6
Annual maintenance downtime ('000 ADMTs)	33.2	64.9	62.9	64.9
Annual maintenance downtime (days)	23	37	45	37
Pulp sales ('000 ADMTs)
NBSK	361.4	377.6	749.5	865.8
NBHK	65.3	55.7	155.1	133.2
Average NBSK pulp prices ($/ADMT)(1)
Europe	1,553	1,602	1,552	1,501
China	734	811	764	778
North America	1,820	1,697	1,787	1,568
Average NBHK pulp prices ($/ADMT)(1)
China	533	735	556	698
North America	1,310	1,437	1,289	1,330
Average pulp sales realizations ($/ADMT)(2)
NBSK	758	811	771	766
NBHK	575	701	572	660
Energy production ('000 MWh)(3)	511.1	493.9	1,038.1	1,070.4
Energy sales ('000 MWh)(3)	183.1	185.0	381.8	405.5
Average energy sales realizations ($/MWh)(3)	83	84	96	86
Solid Wood Segment
Lumber
Production (MMfbm)	120.2	111.4	248.2	238.4
Sales (MMfbm)	120.6	116.6	251.5	238.0
Average sales realizations ($/Mfbm)	550	463	524	461
Energy
Production and sales ('000 MWh)	32.7	33.7	68.8	72.4
Average sales realizations ($/MWh)	130	128	132	126
Manufactured products(4)
Production ('000 m3)	7.8	11.1	14.9	18.4
Sales ('000 m3)	8.1	11.2	14.0	15.2
Average sales realizations ($/m3)	1,318	2,942	1,955	3,128
Pallets
Production ('000 units)	2,132.9	2,547.8	4,229.3	5,604.1
Sales ('000 units)	2,248.0	2,570.4	4,376.8	5,486.7
Average sales realizations ($/unit)	12	10	11	10
Biofuels(5)
Production ('000 tonnes)	25.2	41.0	69.7	78.9
Sales ('000 tonnes)	19.6	40.4	59.9	88.6
Average sales realizations ($/tonne)	260	202	239	219
Average Spot Currency Exchange Rates
$ / €(6)	1.1342	1.0766	1.0943	1.0810
$ / C$(6)	0.7225	0.7310	0.7099	0.7362

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
(4)
Manufactured products primarily include CLT and glulam.
(5)
Biofuels include pellets and briquettes.
(6)
Average Federal Reserve Bank of New York Noon Buying Rates over the reporting period.

FORM 10-Q

QUARTERLY REPORT - PAGE 29

Consolidated – Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

Total revenues for the second quarter of 2025 decreased by approximately 9% to $453.5 million from $499.4 million in the same quarter of 2024 primarily due to lower sales realizations and volumes from our pulp and manufactured products partially offset by higher lumber sales realizations.

Costs and expenses in the second quarter of 2025 decreased by approximately 6% to $511.9 million from $543.2 million in the same quarter of 2024 driven by fewer days of planned annual maintenance downtime in the second quarter of 2025 at our pulp mills. This decrease was partially offset by foreign exchange losses, higher per unit fiber costs and an $11.0 million non-cash impairment recognized against hardwood inventory at our Peace River mill. The foreign exchange losses resulted from the impact of a weaker dollar on the revaluation of dollar denominated accounts receivables held at our operations, and on our euro denominated costs and expenses compared to the same quarter of 2024. In the second quarter of 2024, costs and expenses included a non-cash goodwill impairment of $34.3 million related to the Torgau facility, which was recognized as a result of ongoing weakness in lumber, pallet and biofuels markets in Europe stemming from high interest rates and other economic conditions.

In the second quarter of 2025, cost of sales depreciation and amortization was relatively flat at $37.5 million compared to $39.9 million in the same quarter of 2024.

Selling, general and administrative expenses were relatively steady at $30.4 million in the second quarter of 2025 compared to $29.8 million in the same quarter of 2024.

In the second quarter of 2025, we had a negative foreign exchange impact of approximately $21.1 million on operating loss compared to the same quarter of 2024. This negative impact was primarily due to foreign exchange losses on the revaluation of dollar denominated accounts receivables held at our operations, as the dollar weakened relative to the euro and Canadian dollar at the end of the second quarter of 2025, and the negative effect of a weaker dollar on our euro denominated costs and expenses compared to the same quarter of 2024.

In the second quarter of 2025, our operating loss was $58.4 million compared to $43.8 million in the same quarter of 2024 primarily due to lower pulp and manufactured products sales realizations, negative foreign exchange impacts from a weaker dollar, higher per unit fiber costs and the non-cash impairment recognized against hardwood inventory. These adverse impacts were partially offset by fewer days of planned annual maintenance downtime in the second quarter of 2025 at our pulp mills and higher lumber sales realizations. In the second quarter of 2024, our operating loss included a non-cash goodwill impairment of $34.3 million related to the Torgau facility.

Interest expense was relatively flat at $28.4 million in the second quarter of 2025 compared to $26.8 million in the same quarter of 2024.

In the second quarter of 2025, other expenses were $1.1 million compared to other income of $4.3 million in the same quarter of 2024. Other expenses in the second quarter of 2025 primarily consisted of foreign exchange losses on the revaluation of dollar denominated cash held at our operations as the dollar weakened against the euro at the end of the second quarter of 2025 mostly offset by interest earned on cash. In the second quarter of 2024, other income primarily consisted of interest earned on cash and foreign exchange gains on the revaluation of dollar denominated cash held at our operations as the dollar strengthened at the end of the second quarter of 2024.

In the second quarter of 2025, we had an income tax recovery of $1.9 million, or an effective tax rate of 2%. In the same quarter of 2024, we had an income tax provision of $1.3 million on a loss before income taxes. Our effective tax rates were different from the statutory rates of the jurisdictions in which we operate as we do not recognize tax recoveries for certain entities which we do not expect to realize a tax benefit. In the second quarter of 2024, the effective tax rate was also impacted by the non-deductibility of the non-cash goodwill impairment.

In the second quarter of 2025, our net loss was $86.1 million, or $1.29 per share, compared to $67.6 million, or $1.01 per share, in the same quarter of 2024. The net loss in the second quarter of 2024 included the non-cash goodwill impairment of $34.3 million, or $0.51 per share.

In the second quarter of 2025, Operating EBITDA decreased to negative $20.9 million from positive $30.4 million in the same quarter of 2024 primarily as a result of lower pulp and manufactured products sales realizations, negative

FORM 10-Q

QUARTERLY REPORT - PAGE 30

foreign exchange impacts from a weaker dollar, higher per unit fiber costs and the non-cash impairment recognized on hardwood inventory. These decreases were partially offset by fewer days of planned annual maintenance downtime at our pulp mills and higher lumber sales realizations.

Pulp Segment – Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

Selected Financial Information

	Three Months Ended June 30,
	2025	2024
	(in thousands)
Pulp revenues	$313,705	$346,808
Energy and chemical revenues	$18,603	$20,563
Segment Operating EBITDA(1)	$(10,262)	$31,674

(1)
Segment Operating EBITDA is a measure of segment profit or loss presented in our financial statements under GAAP. Refer to the segment information note in our consolidated financial statements for more information.

Pulp segment revenues, comprised of pulp, energy and chemical revenues, in the second quarter of 2025 decreased by approximately 10% to $332.3 million from $367.4 million in the same quarter of 2024 driven by lower pulp revenues.

Pulp revenues in the second quarter of 2025 decreased by approximately 10% to $313.7 million from $346.8 million in the same quarter of 2024 as a result of lower sales realizations and volumes.

Energy and chemical revenues in the second quarter of 2025 decreased by approximately 10% to $18.6 million from $20.6 million in the same quarter of 2024 primarily due to lower chemical sales realizations.

Total pulp production in the second quarter of 2025 increased by approximately 8% to 457,117 ADMTs compared with 421,692 ADMTs in the same quarter of 2024 primarily as a result of fewer days of planned annual maintenance downtime in the second quarter of 2025. In the second quarter of 2025, our pulp mills had 29 days of downtime (approximately 40,900 ADMTs) which included 23 days of planned annual maintenance and six additional days due to slower than expected start-up. In the same quarter of 2024, our pulp mills had 44 days of downtime (approximately 77,600 ADMTs) which included 37 days of planned annual maintenance and seven additional days due to slower than expected start-up.

We estimate that planned annual maintenance downtime in the second quarter of 2025 adversely impacted our Segment Operating EBITDA by approximately $26.4 million, comprised of approximately $19.4 million in direct out-of-pocket expenses and the balance in reduced production. Many of our competitors that report their financial results using International Financial Reporting Standards, referred to as “IFRS”, capitalize their direct costs of maintenance downtime.

In the third quarter of 2025, we currently expect a total of 18 days of planned annual maintenance downtime (approximately 19,600 ADMTs) at our pulp mills.

Total pulp sales volumes in the second quarter of 2025 were relatively flat at 426,731 ADMTs compared to 433,320 ADMTs in the same quarter of 2024.

In the second quarter of 2025, the third-party industry quoted average list price for NBSK pulp in Europe was relatively flat compared to the same quarter of 2024. In the second quarter of 2025, the third-party industry quoted average list price for NBSK pulp in North America increased from the same quarter of 2024 due to stronger demand and supply constraints. In the second quarter of 2025, the third-party industry quoted average net price for NBSK pulp in China decreased from the same quarter of 2024 as a result of weaker demand driven by the current economic climate and global trade policy uncertainty. Third-party industry quoted average list prices for NBSK pulp in Europe and North America were approximately $1,553 per ADMT and $1,820 per ADMT, respectively, in the second quarter of 2025 compared to approximately $1,602 per ADMT and $1,697 per ADMT, respectively, in the same quarter of 2024. Third-party industry quoted average net prices for NBSK pulp in China were approximately $734 per ADMT in the second quarter of 2025 compared to approximately $811 per ADMT in the same quarter of 2024. Prices quoted for

FORM 10-Q

QUARTERLY REPORT - PAGE 31

China are net of discounts, allowances and rebates whereas quoted prices for Europe and North America are before applicable discounts, allowances and rebates.

In the second quarter of 2025, the third-party industry quoted average list price for NBHK pulp in North America decreased from the same quarter of 2024 due to weaker demand. In the second quarter of 2025, the third-party industry quoted average net price for NBHK pulp in China decreased from the same quarter of 2024 driven by weak demand due to the current economic climate and global trade policy uncertainty. Third-party industry quoted average list prices for NBHK pulp in North America were approximately $1,310 per ADMT in the second quarter of 2025 compared to approximately $1,437 per ADMT in the same quarter of 2024. Third-party industry quoted average net prices for NBHK pulp in China were approximately $533 per ADMT in the second quarter of 2025 compared to approximately $735 per ADMT in the same quarter of 2024.

Our average NBSK pulp sales realizations in the second quarter of 2025 decreased by approximately 7% to $758 per ADMT from $811 per ADMT in the same quarter of 2024 primarily due to lower net prices in China partially offset by higher prices in North America. In the second quarter of 2025, average NBHK pulp sales realizations decreased by approximately 18% to $575 per ADMT from $701 per ADMT in the same quarter of 2024 as a result of lower prices in China and North America.

In the second quarter of 2025, we had a negative foreign exchange impact of approximately $17.7 million on Segment Operating EBITDA compared to the same quarter of 2024. This negative impact was primarily due to foreign exchange losses on the revaluation of dollar denominated accounts receivables held at our operations, as the dollar weakened relative to the euro and Canadian dollar at the end of June 2025, and the negative impact of a weaker dollar on our euro denominated costs and expenses compared to the same quarter of 2024.

In the second quarter of 2025, we recorded a non-cash impairment of $11.0 million against hardwood inventory at our Peace River mill as a result of low hardwood pulp prices.

Costs and expenses in the second quarter of 2025 were relatively flat at $368.7 million compared to $364.0 million in the same quarter of 2024 as the negative foreign exchange impacts from a weaker dollar, the non-cash impairment recognized on hardwood inventory and higher per unit fiber costs were mostly offset by lower maintenance costs due to fewer days of planned annual maintenance downtime in the second quarter of 2025.

Overall average per unit fiber costs in the second quarter of 2025 increased by approximately 11% compared to the same quarter of 2024 primarily as a result of higher per unit fiber costs at our German mills due to reduced supply. Per unit fiber costs at our Canadian mills were relatively flat in the second quarter of 2025 compared to the same quarter of 2024. For the third quarter of 2025, we currently expect per unit fiber costs to be lower for our German pulp mills due to reduced demand and relatively stable for our Canadian pulp mills.

Transportation costs for our pulp segment in the second quarter of 2025 were relatively flat at $32.9 million compared to $33.7 million in the same quarter of 2024.

In the second quarter of 2025, Segment Operating EBITDA for our pulp segment decreased to negative $10.3 million from positive $31.7 million in the same quarter of 2024 as a result of lower pulp sales realizations, negative foreign exchange impacts from a weaker dollar, the non-cash impairment recognized on hardwood inventory and higher per unit fiber costs. These decreases were partially offset by lower maintenance costs due to fewer days of planned annual maintenance downtime in the second quarter of 2025.

FORM 10-Q

QUARTERLY REPORT - PAGE 32

Solid Wood Segment – Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

Selected Financial Information

	Three Months Ended June 30,
	2025	2024
	(in thousands)
Lumber revenues	$66,332	$53,910
Energy revenues	$4,242	$4,301
Manufactured products revenues(1)	$12,418	$35,381
Pallet revenues	$26,586	$26,741
Biofuels revenues(2)	$5,095	$8,155
Wood residuals revenues	$2,595	$1,750
Segment Operating EBITDA(3)	$(4,861)	$3,124

(1)
Manufactured products primarily include CLT and glulam.
(2)
Biofuels include pellets and briquettes.
(3)
Segment Operating EBITDA is a measure of segment profit or loss presented in our financial statements under GAAP. Refer to the segment information note in our consolidated financial statements for more information.

Solid wood segment revenues in the second quarter of 2025 decreased by approximately 10% to $117.3 million from $130.2 million in the same quarter of 2024 primarily due to lower manufactured products revenues partially offset by higher lumber revenues.

In the second quarter of 2025, lumber revenues increased by approximately 23% to $66.3 million from $53.9 million in the same quarter of 2024 primarily as a result of higher sales realizations.

Energy, biofuels and wood residuals revenues in the second quarter of 2025 decreased by approximately 16% to $11.9 million from $14.2 million in the same quarter of 2024 primarily due to lower biofuels sales volumes.

In the second quarter of 2025, manufactured products revenues decreased by approximately 65% to $12.4 million from $35.4 million in the same quarter of 2024 driven by lower sales realizations and volumes as the ongoing elevated interest rate environment in the U.S. negatively impacted demand.

Pallet revenues in the second quarter of 2025 were flat at $26.6 million compared to $26.7 million in the same quarter of 2024 due to continued weak economic conditions in Europe.

Lumber production in the second quarter of 2025 increased by approximately 8% to 120.2 MMfbm from 111.4 MMfbm in the same quarter of 2024 driven by the timing of planned maintenance downtime and higher production at our Torgau facility.

Lumber sales volumes in the second quarter of 2025 modestly increased by approximately 3% to 120.6 MMfbm from 116.6 MMfbm in the same quarter of 2024 as a result of higher production.

Average lumber sales realizations in the second quarter of 2025 increased by approximately 19% to $550 per Mfbm from $463 per Mfbm in the same quarter of 2024 due to lower supply and improved demand in both the U.S. and European markets. The U.S. market accounted for approximately 45% of our lumber revenues and approximately 40% of our lumber sales volumes in the second quarter of 2025. The majority of the balance of our lumber sales were to Europe.

Manufactured products sales realizations decreased to $1,318 per m3 in the second quarter of 2025 from $2,942 per m3 in the same quarter of 2024 as the ongoing elevated interest rate environment in the U.S. negatively impacted demand.

Fiber costs were approximately 80% of our lumber cash production costs in the second quarter of 2025. In the second quarter of 2025, per unit fiber costs for lumber production increased by approximately 25% compared to the same

FORM 10-Q

QUARTERLY REPORT - PAGE 33

quarter of 2024 due to strong demand. For the third quarter of 2025, we currently expect modestly higher per unit fiber costs due to a temporary reduction in regional logging in Germany and continued strong demand.

Transportation costs for our solid wood segment in the second quarter of 2025 decreased by approximately 8% to $13.4 million from $14.5 million in the same quarter of 2024 primarily as a result of lower freight rates.

In the second quarter of 2025, Segment Operating EBITDA for the solid wood segment decreased to negative $4.9 million from positive $3.1 million in the same quarter of 2024 primarily due to lower manufactured products sales realizations and higher per unit fiber costs partially offset by higher lumber sales realizations.

Consolidated – Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

Total revenues for the first half of 2025 decreased by approximately 9% to $960.5 million from $1,052.8 million in the same period of 2024 driven by lower sales volumes and realizations from our pulp and manufactured products partially offset by higher lumber sales realizations.

Costs and expenses in the first half of 2025 decreased by approximately 8% to $1,012.2 million from $1,097.0 million in the same period of 2024 primarily as a result of lower pulp sales volumes. This decrease was partially offset by higher per unit fiber costs, foreign exchange losses and the non-cash impairment recognized against hardwood inventory at our Peace River mill in 2025. The foreign exchange losses resulted from the impact of a weaker dollar on the revaluation of dollar denominated accounts receivables held at our operations. In the first half of 2024, costs and expenses included a non-cash goodwill impairment of $34.3 million related to the Torgau facility, which was recognized as a result of ongoing weakness in lumber, pallet and biofuels markets in Europe stemming from high interest rates and other economic conditions, and a non-cash loss of $23.6 million in connection with the dissolution of the CPP joint venture.

In the first half of 2025, cost of sales depreciation and amortization was relatively steady at $77.7 million compared to $80.2 million in the same period of 2024.

Selling, general and administrative expenses were flat at $60.1 million in the first half of 2025 compared to $61.5 million in the same period of 2024.

In the first half of 2025, we had a negative foreign exchange impact of approximately $12.0 million on operating loss compared to the same period of 2024 primarily due to foreign exchange losses on the revaluation of dollar denominated accounts receivables held at our operations as the dollar weakened relative to the euro and Canadian dollar at the end of June 2025.

In the first half of 2025, our operating loss was $51.7 million compared to $44.2 million in the same period of 2024 as a result of higher per unit fiber costs, lower pulp and manufactured products sales realizations, negative foreign exchange impacts from a weaker dollar and the non-cash impairment recognized against hardwood inventory partially offset by higher lumber sales realizations. In the first half of 2024, our operating loss included a non-cash goodwill impairment of $34.3 million related to the Torgau facility and a non-cash loss of $23.6 million recognized in connection with the dissolution of the CPP joint venture.

Interest expense in the first half of 2025 was relatively flat at $56.6 million compared to $54.4 million in the same period of 2024.

In the first half of 2025, other expenses were $1.3 million compared to other income of $9.2 million in the same period of 2024. Other expenses in the first half of 2025 primarily consisted of foreign exchange losses on the revaluation of dollar denominated cash held at our operations as the dollar weakened against the euro at the end of June 2025 mostly offset by interest earned on cash. In the first half of 2024, other income primarily consisted of interest earned on cash and foreign exchange gains on the revaluation of dollar denominated cash held at our operations as the dollar strengthened at the end of June 2024.

During the first half of 2025, we had an income tax recovery of $1.1 million, or an effective tax rate of 1%, and in the same period of 2024, we had an income tax recovery of $5.1 million, or an effective tax rate of 6%. Our effective tax rates were different from the statutory rates of the jurisdictions in which we operate as we do not recognize tax

FORM 10-Q

QUARTERLY REPORT - PAGE 34

recoveries for certain entities which we do not expect to realize a tax benefit. In the first half of 2024, the effective tax rate was also impacted by the non-deductibility of the non-cash goodwill impairment.

In the first half of 2025, our net loss was $108.4 million, or $1.62 per share, compared to $84.3 million, or $1.26 per share in the same period of 2024. The net loss in the first half of 2024 included the non-cash goodwill impairment of $34.3 million, or $0.51 per share, and the non-cash loss of $23.6 million, or $0.35 per share, recognized in connection with the dissolution of the CPP joint venture.

In the first half of 2025, Operating EBITDA decreased to $26.2 million from $94.0 million in the same period of 2024 primarily due to higher per unit fiber costs, lower pulp and manufactured products sales realizations, negative foreign exchange impacts from a weaker dollar and the non-cash impairment recognized on hardwood inventory partially offset by higher lumber sales realizations.

Pulp Segment – Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

Selected Financial Information

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Pulp revenues	$670,669	$755,103
Energy and chemical revenues	$42,719	$44,672
Segment Operating EBITDA(1)	$39,610	$100,139

(1)
Segment Operating EBITDA is a measure of segment profit or loss presented in our financial statements under GAAP. Refer to the segment information note in our consolidated financial statements for more information.

Pulp segment revenues, comprised of pulp, energy and chemical revenues, in the first half of 2025 decreased by approximately 11% to $713.4 million from $799.8 million in the same period of 2024 driven by lower pulp revenues.

Pulp revenues in the first half of 2025 decreased by approximately 11% to $670.7 million from $755.1 million in the same period of 2024 as a result of lower sales volumes and realizations.

Energy and chemical revenues in the first half of 2025 modestly decreased to $42.7 million from $44.7 million in the same period of 2024 driven by lower chemical sales realizations.

Total pulp production in the first half of 2025 decreased by approximately 5% to 916,026 ADMTs from 960,599 ADMTs in the same period of 2024 primarily due to the dissolution of the CPP joint venture in March 2024. In the first half of 2025, our pulp mills had 51 days of downtime (approximately 70,600 ADMTs) which included 45 days of planned annual maintenance and six additional days due to slower than expected start-up. In the first half of 2024, our pulp mills had 44 days of downtime (approximately 77,600 ADMTs) which included 37 days of planned annual maintenance and seven additional days due to slower than expected start-up.

We estimate that planned annual maintenance downtime in the first half of 2025 adversely impacted our Segment Operating EBITDA by approximately $55.9 million, comprised of approximately $40.6 million in direct out-of-pocket expenses and the balance in reduced production. Many of our competitors that report their financial results using International Financial Reporting Standards, referred to as “IFRS”, capitalize their direct costs of maintenance downtime.

Total pulp sales volumes in the first half of 2025 decreased by approximately 9% to 904,610 ADMTs from 998,984 ADMTs in the same period of 2024 driven by lower production and the timing of sales.

In the first half of 2025, third-party industry quoted average list prices for NBSK pulp in Europe and North America increased from the same period of 2024 primarily due to stable demand and supply constraints. In the first half of 2025, the third-party industry quoted average net price for NBSK pulp in China modestly decreased from the same period of 2024 as a result of weaker demand driven by the current economic climate and global trade policy uncertainty. Third-party industry quoted average list prices for NBSK pulp in Europe and North America were

FORM 10-Q

QUARTERLY REPORT - PAGE 35

approximately $1,552 per ADMT and $1,787 per ADMT, respectively, in the first half of 2025 compared to approximately $1,501 per ADMT and $1,568 per ADMT, respectively, in the same period of 2024. Third-party industry quoted average net prices for NBSK pulp in China were approximately $764 per ADMT in the first half of 2025 compared to approximately $778 per ADMT in the same period of 2024. Prices quoted for China are net of discounts, allowances and rebates whereas quoted prices for Europe and North America are before applicable discounts, allowances and rebates.

In the first half of 2025, the third-party industry quoted average list price for NBHK pulp was relatively stable in North America compared to the same period of 2024. In the first half of 2025, the third-party industry quoted average net price for NBHK pulp in China decreased from the same period of 2024 due to weaker demand driven by the current economic climate and global trade policy uncertainty and the market absorbing increased hardwood capacity, which came online in 2024. Third-party industry quoted average list prices for NBHK pulp in North America were approximately $1,289 per ADMT in the first half of 2025 compared to approximately $1,330 per ADMT in the same period of 2024. Third-party industry quoted average net prices for NBHK pulp in China were approximately $556 per ADMT in the first half of 2025 compared to approximately $698 per ADMT in the same period of 2024.

Our average NBSK pulp sales realizations in the first half of 2025 were relatively flat at $771 per ADMT from $766 per ADMT in the same period of 2024 as higher prices in North America and Europe were offset by lower prices in China. In the first half of 2025, average NBHK pulp sales realizations decreased by approximately 13% to $572 per ADMT from $660 per ADMT in the same period of 2024 driven by lower prices in China.

In the first half of 2025, we had a negative foreign exchange impact of approximately $10.9 million on Segment Operating EBITDA compared to the same period of 2024 as a result of foreign exchange losses on the revaluation of dollar denominated accounts receivables held at our operations as the dollar weakened relative to the euro and Canadian dollar at the end of June 2025.

In the first half of 2025, we recorded a non-cash impairment of $11.0 million against hardwood inventory at our Peace River mill primarily due to low hardwood pulp prices.

Costs and expenses in the first half of 2025 decreased by approximately 7% to $729.6 million from $780.5 million in the same period of 2024 driven by lower pulp sales volumes. This decrease was partially offset by higher per unit fiber costs, the non-cash impairment recognized against hardwood inventory and negative foreign exchange impacts from a weaker dollar. In the first half of 2024, costs and expenses included a non-cash loss of $23.6 million recognized in connection with the dissolution of the CPP joint venture.

Overall average per unit fiber costs increased by approximately 5% in the first half of 2025 compared to the same period of 2024 primarily as a result of higher per unit fiber costs at our German mills due to reduced supply. Per unit fiber costs at our Canadian mills were relatively steady in the first half of 2025 compared to the same period of 2024.

Transportation costs for our pulp segment in the first half of 2025 decreased by approximately 12% to $68.3 million from $77.4 million in the same period of 2024 driven by lower pulp sales volumes partially offset by higher freight rates.

In the first half of 2025, Segment Operating EBITDA for the pulp segment decreased to $39.6 million from $100.1 million in the same period of 2024 primarily due to lower pulp sales realizations, higher per unit fiber costs, the non-cash impairment recognized against hardwood inventory and negative foreign exchange impacts from a weaker dollar.

FORM 10-Q

QUARTERLY REPORT - PAGE 36

Solid Wood Segment – Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

Selected Financial Information

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Lumber revenues	$131,718	$109,792
Energy revenues	$9,108	$9,139
Manufactured products revenues(1)	$31,242	$52,094
Pallet revenues	$49,763	$54,761
Biofuels revenues(2)	$14,319	$19,409
Wood residuals revenues	$3,838	$4,066
Segment Operating EBITDA(3)	$(5,153)	$2,229

(1)
Manufactured products primarily include CLT and glulam.
(2)
Biofuels include pellets and briquettes.
(3)
Segment Operating EBITDA is a measure of segment profit or loss presented in our financial statements under GAAP. Refer to the segment information note in our consolidated financial statements for more information.

Solid wood segment revenues in the first half of 2025 modestly decreased to $240.0 million from $249.3 million in the same period of 2024 as higher lumber revenues were more than offset by lower revenues from our other products.

Lumber revenues in the first half of 2025 increased by approximately 20% to $131.7 million from $109.8 million in the same period of 2024 primarily due to higher sales realizations and volumes.

Energy, biofuels and wood residuals revenues in the first half of 2025 decreased by approximately 16% to $27.3 million from $32.6 million in the same period of 2024 primarily as a result of lower biofuels sales volumes.

In the first half of 2025, manufactured products revenues decreased by approximately 40% to $31.2 million from $52.1 million in the same period of 2024 due to lower sales realizations and volumes as the ongoing elevated interest rate environment in the U.S. negatively impacted demand.

Pallet revenues in the first half of 2025 decreased by approximately 9% to $49.8 million from $54.8 million in the same period of 2024 as a result of lower sales volumes as weak economic conditions in Europe continue to negatively impact demand.

Lumber production in the first half of 2025 modestly increased to 248.2 MMfbm compared to 238.4 MMfbm in the same period of 2024 due to the timing of planned maintenance downtime and higher production at our Torgau facility.

Lumber sales volumes in the first half of 2025 increased by approximately 6% to 251.5 MMfbm from 238.0 MMfbm in the same period of 2024 driven by higher production.

Average lumber sales realizations in the first half of 2025 increased by approximately 14% to $524 per Mfbm from $461 per Mfbm in the same period of 2024 as a result of lower supply and improved demand in both the U.S. and European markets. The U.S. market accounted for approximately 46% of our lumber revenues and approximately 39% of our lumber sales volumes in the first half of 2025. The majority of the balance of our lumber sales were to Europe.

Manufactured products sales realizations decreased to $1,955 per m3 in the first half of 2025 from $3,128 per m3 in the same period of 2024 as the ongoing elevated interest rate environment in the U.S. negatively impacted demand.

Fiber costs were approximately 80% of our lumber cash production costs in the first half of 2025. In the first half of 2025, per unit fiber costs for lumber production increased by approximately 18% compared to the same period of 2024 due to strong demand.

FORM 10-Q

QUARTERLY REPORT - PAGE 37

Transportation costs for our solid wood segment in the first half of 2025 were relatively flat at $26.7 million compared to $27.9 million in the same period of 2024.

In the first half of 2025, Segment Operating EBITDA for the solid wood segment decreased to negative $5.2 million from positive $2.2 million in the same period of 2024 as a result of higher per unit fiber costs and lower manufactured products sales realizations partially offset by higher lumber sales realizations.

Liquidity and Capital Resources

Summary of Cash Flows

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Net cash from (used in) operating activities	$(7,515)	$32,991
Net cash used in investing activities	(42,633)	(37,638)
Net cash from (used in) financing activities	15,978	(46,459)
Effect of exchange rate changes on cash and cash equivalents	(4,256)	287
Net decrease in cash and cash equivalents	$(38,426)	$(50,819)

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

On August 1, 2025, we announced that our board of directors had suspended our quarterly dividend. In making this determination, the change was considered prudent from a capital allocation standpoint in light of ongoing market and global trade environment uncertainties. The declaration, timing and amount of any future dividends will be subject to the discretion and approval of our board of directors based upon consideration of, among other things, our financial condition, capital allocation strategy, liquidity requirements, earnings and market conditions.

Cash Flows from (used in) Operating Activities. In the six months ended June 30, 2025, cash used in operating activities was $7.5 million compared to cash provided from operating activities of $33.0 million in the same period of 2024. A decrease in accounts receivable provided cash of $14.8 million in the six months ended June 30, 2025 and an increase in accounts receivable used cash of $41.8 million in the same period of 2024. Adjusting for inventory impairments of $11.0 million, an increase in inventories used cash of $24.1 million in the six months ended June 30, 2025 and a decrease in inventories provided cash of $4.6 million in the same period of 2024. An increase in accounts payable and accrued expenses provided cash of $16.4 million in the six months ended June 30, 2025 and $18.1 million in the same period of 2024. An increase in prepaid expenses and other used cash of $8.8 million in the six months ended June 30, 2025 and a decrease in prepaid expenses and other provided cash of $5.5 million in the same period of 2024.

Cash Flows from (used in) Investing Activities. In the six months ended June 30, 2025, investing activities used cash of $42.6 million. In the six months ended June 30, 2025, we incurred $44.4 million of capital expenditures primarily related to completion of the wood room project at our Celgar mill, log yard upgrades at our Torgau facility and Friesau mill, sorting line upgrades and other strategic projects at our mass timber facilities, and maintenance projects across our operating segments. In the six months ended June 30, 2025, we received $3.1 million in government grants for capital projects at our mass timber facilities.

In the six months ended June 30, 2024, investing activities used cash of $37.6 million. In the six months ended June 30, 2024, we incurred $36.3 million of capital expenditures primarily related to log yard upgrades and other strategic projects at our Torgau facility, optimization projects at our Mercer Spokane facility, and maintenance projects across our operating segments.

Cash Flows from (used in) Financing Activities. In the six months ended June 30, 2025, financing activities provided

FORM 10-Q

QUARTERLY REPORT - PAGE 38

cash of $16.0 million. In the six months ended June 30, 2025, we borrowed approximately $25.4 million under our revolving credit facilities and we paid dividends of $5.0 million.

In the six months ended June 30, 2024, financing activities used cash of $46.5 million. In the six months ended June 30, 2024, we repaid approximately $35.8 million under our revolving credit facilities and we paid dividends of $5.0 million.

Balance Sheet Data

The following table is a summary of selected financial information as of the dates indicated:

	June 30, 2025	December 31, 2024
	(in thousands)
Cash and cash equivalents	$146,499	$184,925
Working capital	$635,485	$653,466
Total assets	$2,378,376	$2,262,932
Long-term liabilities	$1,629,767	$1,576,619
Total shareholders’ equity	$446,491	$429,775

Sources and Uses of Funds

Our principal sources of funds are cash flows from operations and cash and cash equivalents on hand. Our principal uses of funds consist of operating expenditures, capital expenditures and interest payments on our senior notes.

The following table sets out our total capital expenditures and interest expense for the periods indicated:

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Capital expenditures	$44,413	$36,344
Cash paid for interest expense(1)	$53,415	$51,529
Interest expense(2)	$56,566	$54,402

(1)
Amounts differ from interest expense, which includes non-cash items. See supplemental disclosure of cash flow information in our Interim Consolidated Statements of Cash Flows included in this report.
(2)
Interest on our senior notes due 2028 is paid semi-annually in April and October of each year. Interest on our senior notes due 2029 is paid semi-annually in February and August of each year. Prior to their redemption in October 2024, interest on our senior notes due 2026 was paid semi-annually in January and July of each year.

As of June 30, 2025, we had cash and cash equivalents of $146.5 million, approximately $291.6 million available under our revolving credit facilities and aggregate liquidity of about $438.1 million.

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

Based upon the current level of operations and our current expectations for future periods in light of the current economic environment, and in particular, current and expected pulp and lumber pricing and foreign exchange rates, we believe that cash flow from operations and available cash, together with available borrowings under our revolving credit facilities, will be adequate to finance the capital requirements for our business.

FORM 10-Q

QUARTERLY REPORT - PAGE 39

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

As of June 30, 2025, we were in full compliance with all of the covenants of our indebtedness.

Contractual Obligations and Commitments

There were no material changes outside the ordinary course to any of our material contractual obligations during the six months ended June 30, 2025.

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

As a result of a weaker dollar versus the euro and Canadian dollar as of June 30, 2025, during the six months ended June 30, 2025, we recorded a non-cash increase of $133.6 million in the carrying value of our net assets denominated in euros and Canadian dollars, consisting primarily of our property, plant and equipment. This non-cash increase does not affect our net loss, Operating EBITDA or cash but is reflected in our other comprehensive income (loss) and as an increase to our total equity. As a result, our accumulated other comprehensive loss decreased to $97.7 million.

Based upon the exchange rate as of June 30, 2025, the dollar was approximately 5% weaker against the Canadian dollar and 13% weaker against the euro since December 31, 2024. See “Quantitative and Qualitative Disclosures about Market Risk”.

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

QUARTERLY REPORT - PAGE 40

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

FORM 10-Q

QUARTERLY REPORT - PAGE 41

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
•
evolving sustainability reporting and environmental, social and governance preferences of customers, investors and other stakeholders may impact our business;

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

FORM 10-Q

QUARTERLY REPORT - PAGE 42

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

FORM 10-Q

QUARTERLY REPORT - PAGE 43

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

QUARTERLY REPORT - PAGE 44

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

For additional information, please refer to “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our annual report on Form 10-K for the fiscal year ended December 31, 2024.

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

QUARTERLY REPORT - PAGE 45

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

QUARTERLY REPORT - PAGE 46

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1*	Section 906 Certification of Chief Executive Officer

32.2*	Section 906 Certification of Chief Financial Officer

101

The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2025 of Mercer International Inc., formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Interim Consolidated Statements of Operations; (ii) Interim Consolidated Statements of Comprehensive Income (Loss); (iii) Interim Consolidated Balance Sheets; (iv) Interim Consolidated Statements of Changes in Shareholders’ Equity; (v) Interim Consolidated Statements of Cash Flows; and (vi) Notes to the Interim Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 has been formatted in iXBRL.

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

QUARTERLY REPORT - PAGE 47

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

MERCER INTERNATIONAL INC.

By:	/s/ Richard Short
Richard Short
Chief Financial Officer and Authorized Officer

Date: July 31, 2025

FORM 10-Q

QUARTERLY REPORT - PAGE 48