Form 10-Q
period 2025-09-30
MERCER INTERNATIONAL INC.
filed 2025-11-06
CIK 1333274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

The Registrant had 66,982,506 shares of common stock outstanding as of November 4, 2025.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025

(Unaudited)

FORM 10-Q

QUARTERLY REPORT - PAGE 2

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands of U.S. dollars, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	$458,068	$502,141	$1,418,566	$1,554,955
Costs and expenses
Cost of sales, excluding depreciation and amortization	457,397	422,598	1,331,691	1,320,000
Cost of sales depreciation and amortization	39,439	41,546	117,180	121,773
Selling, general and administrative expenses	28,821	29,156	88,955	90,646
Loss on disposal of investment in joint venture	—	—	—	23,645
Goodwill impairment	—	—	—	34,277
Operating income (loss)	(67,589)	8,841	(119,260)	(35,386)
Other income (expenses)
Interest expense	(28,506)	(26,429)	(85,072)	(80,831)
Other income (expenses)	539	(91)	(766)	9,147
Total other expenses, net	(27,967)	(26,520)	(85,838)	(71,684)
Loss before income taxes	(95,556)	(17,679)	(205,098)	(107,070)
Income tax recovery	14,777	120	15,909	5,222
Net loss	$(80,779)	$(17,559)	$(189,189)	$(101,848)
Net loss per common share
Basic	$(1.21)	$(0.26)	$(2.83)	$(1.53)
Diluted	$(1.21)	$(0.26)	$(2.83)	$(1.53)
Dividends declared per common share	$—	$0.075	$0.150	$0.225

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands of U.S. dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(80,779)	$(17,559)	$(189,189)	$(101,848)
Other comprehensive income (loss)
Loss related to defined benefit pension plans	(271)	(185)	(802)	(452)
Income tax provision	—	—	—	(90)
Loss related to defined benefit pension plans, net of tax	(271)	(185)	(802)	(542)
Foreign currency translation adjustments	(7,184)	50,358	126,402	(1,722)
Other comprehensive income (loss), net of tax	(7,455)	50,173	125,600	(2,264)
Total comprehensive income (loss)	$(88,234)	$32,614	$(63,589)	$(104,112)

See accompanying Notes to the Interim Consolidated Financial Statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 3

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

	September 30, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$98,102	$184,925
Accounts receivable, net	328,432	327,345
Inventories	384,657	361,682
Prepaid expenses and other	53,177	17,601
Assets classified as held for sale	3,451	18,451
Total current assets	867,819	910,004
Property, plant and equipment, net	1,323,133	1,254,715
Amortizable intangible assets, net	53,407	49,829
Operating lease right-of-use assets	10,621	7,598
Pension asset	7,638	9,378
Deferred income tax assets	21,493	17,778
Other long-term assets	6,452	13,630
Total assets	$2,290,563	$2,262,932
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and other	$287,395	$248,661
Pension and other post-retirement benefit obligations	756	732
Liabilities associated with assets held for sale	—	7,145
Total current liabilities	288,151	256,538
Long-term debt	1,546,993	1,473,986
Pension and other post-retirement benefit obligations	12,833	11,134
Operating lease liabilities	6,841	4,793
Deferred income tax liabilities	63,162	74,772
Other long-term liabilities	13,051	11,934
Total liabilities	1,931,031	1,833,157
Shareholders’ equity
Common shares $1 par value; 200,000,000 authorized; 66,983,000 issued and outstanding (2024 – 66,871,000)	66,871	66,850
Additional paid-in capital	366,146	362,782
Retained earnings	31,684	230,912
Accumulated other comprehensive loss	(105,169)	(230,769)
Total shareholders’ equity	359,532	429,775
Total liabilities and shareholders’ equity	$2,290,563	$2,262,932

Commitments and contingencies (Note 14)

See accompanying Notes to the Interim Consolidated Financial Statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 4

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands of U.S. dollars)

	Common shares
Three Months Ended September 30:	Number (thousands of shares)	Amount, at Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance as of June 30, 2025	66,983	$66,871	$364,871	$112,463	$(97,714)	$446,491
Stock compensation expense	—	—	1,275	—	—	1,275
Net loss	—	—	—	(80,779)	—	(80,779)
Other comprehensive loss	—	—	—	—	(7,455)	(7,455)
Balance as of September 30, 2025	66,983	$66,871	$366,146	$31,684	$(105,169)	$359,532

Balance as of June 30, 2024	66,871	$66,850	$362,313	$241,795	$(183,289)	$487,669
Stock compensation expense	—	—	1,500	—	—	1,500
Net loss	—	—	—	(17,559)	—	(17,559)
Dividends declared	—	—	—	(5,015)	—	(5,015)
Other comprehensive income	—	—	—	—	50,173	50,173
Balance as of September 30, 2024	66,871	$66,850	$363,813	$219,221	$(133,116)	$516,768

Nine Months Ended September 30:
Balance as of December 31, 2024	66,871	$66,850	$362,782	$230,912	$(230,769)	$429,775
Shares issued on grants of restricted shares	112	21	(21)	—	—	—
Stock compensation expense	—	—	3,385	—	—	3,385
Net loss	—	—	—	(189,189)	—	(189,189)
Dividends declared	—	—	—	(10,039)	—	(10,039)
Other comprehensive income	—	—	—	—	125,600	125,600
Balance as of September 30, 2025	66,983	$66,871	$366,146	$31,684	$(105,169)	$359,532

Balance as of December 31, 2023	66,525	$66,471	$359,497	$336,113	$(126,671)	$635,410
Shares issued on grants of restricted shares	21	54	(54)	—	—	—
Shares issued on grants of performance share units	325	325	(325)	—	—	—
Stock compensation expense	—	—	4,695	—	—	4,695
Net loss	—	—	—	(101,848)	—	(101,848)
Dividends declared	—	—	—	(15,044)	—	(15,044)
Disposal of investment in joint venture	—	—	—	—	(4,181)	(4,181)
Other comprehensive loss	—	—	—	—	(2,264)	(2,264)
Balance as of September 30, 2024	66,871	$66,850	$363,813	$219,221	$(133,116)	$516,768

See accompanying Notes to the Interim Consolidated Financial Statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 5

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands of U.S. dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cash flows from (used in) operating activities
Net loss	$(80,779)	$(17,559)	$(189,189)	$(101,848)
Adjustments to reconcile net loss to cash flows from operating activities
Depreciation and amortization	39,512	41,614	117,390	121,959
Deferred income tax recovery	(10,989)	(14,403)	(22,127)	(20,507)
Inventory impairment	20,400	4,000	31,400	4,000
Loss on disposal of investment in joint venture	—	—	—	23,645
Goodwill impairment	—	—	—	34,277
Defined benefit pension plans and other post-retirement benefit plan expense	174	317	518	958
Stock compensation expense	1,310	1,420	3,352	4,852
Foreign exchange transaction losses (gains)	(3,480)	6,095	14,299	(736)
Other	2,016	874	6,656	2,990
Defined benefit pension plans and other post-retirement benefit plan contributions	—	(341)	—	(958)
Changes in working capital
Accounts receivable	10,245	860	25,035	(40,940)
Inventories	20,025	20,639	(4,041)	25,234
Accounts payable and accrued expenses	(3,159)	(43,527)	13,227	(25,419)
Prepaid expenses and other	(25,329)	(13,934)	(34,089)	(8,461)
Net cash from (used in) operating activities	(30,054)	(13,945)	(37,569)	19,046
Cash flows from (used in) investing activities
Purchase of property, plant and equipment	(30,017)	(27,264)	(74,430)	(63,608)
Proceeds from sale of property, plant and equipment	684	3,665	1,484	5,210
Proceeds from government grants	1,858	—	4,973	787
Other	(138)	696	(2,273)	(2,930)
Net cash used in investing activities	(27,613)	(22,903)	(70,246)	(60,541)
Cash flows from (used in) financing activities
Proceeds from (repayment of) revolving credit facilities, net	21,275	20,330	46,636	(15,510)
Dividend payments	(5,024)	(5,015)	(10,039)	(10,029)
Payment of finance lease obligations	(4,872)	(2,564)	(9,785)	(7,440)
Other	(425)	(23)	120	(752)
Net cash from (used in) financing activities	10,954	12,728	26,932	(33,731)
Effect of exchange rate changes on cash and cash equivalents	(1,684)	(58)	(5,940)	229
Net decrease in cash and cash equivalents	(48,397)	(24,178)	(86,823)	(74,997)
Cash and cash equivalents, beginning of period	146,499	263,173	184,925	313,992
Cash and cash equivalents, end of period	$98,102	$238,995	$98,102	$238,995

Supplemental cash flow disclosure:
Cash paid for interest	$25,785	$33,383	$79,200	$84,912
Cash paid for income taxes	$8,288	$4,510	$37,879	$17,205
Supplemental schedule of non-cash investing and financing activities:
Leased production and other equipment	$4,150	$1,845	$9,610	$10,490

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

New Accounting Pronouncements

Improvements to Income Tax Disclosures

In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, which requires additional disaggregation of the reconciliation between the statutory and effective tax rate for an entity and of income taxes paid. The amendments improve the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information by jurisdiction. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. The Company continues to assess the impact of ASU 2023-09.

FORM 10-Q

QUARTERLY REPORT - PAGE 7

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU 2024-03, which expands disclosures about specific expense categories presented on the face of the statement of operations and addresses requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation and amortization) in commonly presented expense captions (such as cost of sales and selling, general and administrative expenses). ASU 2024-03 is effective for fiscal years beginning after December 15, 2026 and interim periods thereafter with early adoption permitted. The Company is currently assessing the impact of ASU 2024-03.

Note 2. Assets and Liabilities Classified as Held for Sale

For the three months ended September 30, 2025, the Company decided to retain the current assets and current liabilities of the sandalwood business. These assets and liabilities were previously designated as held for sale but have now been reclassified as held in use. As of September 30, 2025, the remaining asset classified as held for sale includes a parcel of land, which was sold in the fourth quarter of 2025.

Note 3. Inventories

Inventories as of September 30, 2025 and December 31, 2024, were comprised of the following:

	September 30, 2025	December 31, 2024
Raw materials	$117,634	$131,396
Finished goods	121,298	101,121
Spare parts and other	145,725	129,165
	$384,657	$361,682

For the three and nine months ended September 30, 2025, the Company recorded inventory impairment charges of $20,400 and $31,400, respectively. These charges were primarily a result of low pulp prices and are included in “Cost of sales, excluding depreciation and amortization” in the Interim Consolidated Statements of Operations. As of September 30, 2025, $12,400 of the write-down was recorded against raw materials inventory and $8,000 was recorded against finished goods inventory.

For the three and nine months ended September 30, 2024, the Company recorded an inventory impairment charge of $4,000 against raw materials inventory as a result of low hardwood pulp prices.

Note 4. Accounts Payable and Other

Accounts payable and other as of September 30, 2025 and December 31, 2024, was comprised of the following:

	September 30, 2025	December 31, 2024
Trade payables	$62,809	$53,610
Accrued expenses	105,785	73,755
Interest payable	34,569	33,312
Income tax payable	12,498	30,459
Payroll-related accruals	26,632	24,100
Wastewater fee (a)	11,005	6,324
Finance lease liability	12,509	9,415
Operating lease liability	3,746	2,874
Other	17,842	14,812
	$287,395	$248,661
(a)
The Company is required to pay certain fees based on wastewater emissions at its German mills. Accrued fees can be reduced upon the mills’ demonstration of improved wastewater emissions.

FORM 10-Q

QUARTERLY REPORT - PAGE 8

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 5. Debt

Debt as of September 30, 2025 and December 31, 2024, was comprised of the following:

	Maturity	September 30, 2025	December 31, 2024
Senior notes (a)
12.875% senior notes	2028	$400,000	$400,000
5.125% senior notes	2029	875,000	875,000

Credit arrangements
€370.1 million German joint revolving credit facility (b)	2027	204,881	168,822
C$160.0 million Canadian joint revolving credit facility (c)	2027	33,400	347
€2.6 million demand loan (d)		—	—

Finance lease liability		53,527	48,214
		1,566,808	1,492,383
Less: unamortized senior note issuance costs		(7,306)	(8,982)
Less: finance lease liability due within one year		(12,509)	(9,415)
		$1,546,993	$1,473,986

The maturities of the principal portion of the senior notes and credit arrangements as of September 30, 2025 were as follows:

Senior Notes and Credit Arrangements
2026	$—
2027	238,281
2028	400,000
2029	875,000
$1,513,281

Certain of the Company’s debt instruments were issued under agreements which, among other things, may limit its ability and the ability of its subsidiaries to make certain payments, including dividends. These limitations are subject to specific exceptions. As of September 30, 2025, the Company was in compliance with the terms of its debt agreements.

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

(b)
A €370.1 million joint revolving credit facility for the German mills that matures in September 2027. Borrowings under the facility are unsecured and bear interest at Euribor plus a variable margin ranging from 1.40% to 2.35%

FORM 10-Q

QUARTERLY REPORT - PAGE 9

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

dependent on conditions including but not limited to a prescribed leverage ratio. The facility is sustainability linked whereby the interest rate margin is subject to upward or downward adjustments of up to 0.05% per annum if the Company achieves, or fails to achieve, certain specified sustainability targets. As of September 30, 2025, approximately €174.5 million ($204,881) of this facility was drawn and accruing interest at a rate of 3.312%, approximately €19.1 million ($22,397) was supporting bank guarantees and approximately €176.5 million ($207,286) was available.
(c)
A C$160.0 million joint revolving credit facility for the Celgar mill, Peace River mill and certain other Canadian subsidiaries that matures in January 2027. The facility is available by way of: (i) Canadian dollar denominated advances, which bear interest at a designated prime rate per annum; (ii) Canadian dollar denominated advances, which bear interest at the applicable Adjusted Term Canadian Overnight Repo Rate Average plus 1.20% to 1.45% per annum; (iii) dollar denominated base rate advances at the greater of the federal funds rate plus 0.50%, an Adjusted Term Secured Overnight Financing Rate (“SOFR”) for a one month tenor plus 1.00% and the bank’s applicable reference rate for dollar denominated loans; and (iv) dollar denominated SOFR advances, which bear interest at the applicable Adjusted Term SOFR plus 1.20% to 1.45% per annum. As of September 30, 2025, approximately C$46.5 million ($33,400) of this facility was drawn and accruing interest at a rate of 4.255%, approximately C$0.6 million ($463) was supporting letters of credit and approximately C$98.5 million ($70,703) was available.
(d)
A €2.6 million demand loan for the Rosenthal mill that does not have a maturity date. Borrowings under this facility are unsecured and bear interest at the rate of the three-month Euribor plus 2.50%. As of September 30, 2025, approximately €2.6 million ($2,996) of this facility was supporting bank guarantees and approximately $nil was available.

Note 6. Pension and Other Post-Retirement Benefit Obligations

Defined Benefit Plans

Pension benefits are based on employees’ earnings and years of service. The defined benefit plans are funded by contributions from the Company based on actuarial estimates and statutory requirements. The components of the net benefit costs for the Celgar and Peace River defined benefit plans, in aggregate for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,
	2025		2024
	Pension	Other Post- Retirement Benefits	Pension	Other Post- Retirement Benefits
Service cost	$674	$35	$689	$31
Interest cost	1,020	112	970	116
Expected return on plan assets	(1,396)	—	(1,304)	—
Amortization of unrecognized items	(82)	(189)	21	(206)
Net benefit costs (gains)	$216	$(42)	$376	$(59)

	Nine Months Ended September 30,
	2025		2024
	Pension	Other Post- Retirement Benefits	Pension	Other Post- Retirement Benefits
Service cost	$1,992	$105	$2,073	$94
Interest cost	3,015	331	2,916	348
Expected return on plan assets	(4,123)	—	(4,021)	—
Amortization of unrecognized items	(245)	(557)	165	(617)
Net benefit costs (gains)	$639	$(121)	$1,133	$(175)

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

Defined Contribution Plan

Effective December 31, 2008, the defined benefit plans at the Celgar mill were closed to new members and the service accrual ceased. Effective January 1, 2009, the members began to receive pension benefits, at a fixed contractual rate, under a new defined contribution plan. During the three and nine months ended September 30, 2025, the Company made contributions of $348 and $961, respectively, to this plan (2024 – $312 and $950).

Multiemployer Plan

The Company participates in a multiemployer plan for the hourly-paid employees at the Celgar mill. The contributions to the plan are determined based on a percentage of pensionable earnings pursuant to a collective bargaining agreement. The Company has no current or future contribution obligations in excess of the contractual contributions. During the three and nine months ended September 30, 2025, the Company made contributions of $582 and $1,971, respectively, to this plan (2024 – $624 and $1,758).

Note 7. Income Taxes

Differences between the U.S. Federal statutory rate and the Company’s effective tax rate for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
U.S. Federal statutory rate	21%	21%	21%	21%
Income tax recovery using U.S. Federal statutory rate on loss before income taxes	$20,067	$3,713	$43,071	$22,485
Tax differential on foreign loss	4,335	36	5,660	2,931
Effect of foreign earnings (a)	—	(324)	—	(8,130)
Valuation allowance	(11,606)	(2,071)	(38,744)	3,088
Tax benefit of partnership structure	—	1,804	—	2,476
Non-taxable foreign subsidies	1,774	594	1,774	1,770
Non-deductible goodwill impairment	—	(55)	—	(10,294)
True-up of prior year taxes	1,914	511	3,027	(2,178)
Annual effective tax rate adjustment	400	(4,700)	4,000	(9,000)
Other, net	(2,107)	612	(2,879)	2,074
Income tax recovery	$14,777	$120	$15,909	$5,222
Comprised of:
Current income tax recovery (provision)	$3,788	$(14,283)	$(6,218)	$(15,285)
Deferred income tax recovery	10,989	14,403	22,127	20,507
Income tax recovery	$14,777	$120	$15,909	$5,222
(a)
Primarily due to the impact of the global intangible low-taxed income provision in the Tax Cuts and Jobs Act of 2017.

FORM 10-Q

QUARTERLY REPORT - PAGE 11

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 8. Shareholders’ Equity

Dividends

During the nine months ended September 30, 2025, the Company’s board of directors declared the following:

Date Declared	Dividend Per Common Share	Amount
February 20, 2025	$0.075	$5,015
May 1, 2025	0.075	5,024
	$0.150	$10,039

Stock Based Compensation

The Company’s stock incentive plan consists of stock options, restricted stock units (“RSUs”), deferred stock units (“DSUs”), restricted shares, performance shares, performance share units (“PSUs”) and stock appreciation rights. During the three and nine months ended September 30, 2025, there were no issued and outstanding stock options, RSUs, performance shares or stock appreciation rights. In June 2025, the Company registered an additional 2.5 million shares under its stock incentive plan. As of September 30, 2025, after factoring in all allocated shares, there remain approximately 2.6 million common shares available for grant.

The following table summarizes non-vested PSU activity during the period:

Number of PSUs
Balance as of January 1, 2025	4,379,461
Granted	2,306,324
Forfeited	(1,452,061)
Balance as of September 30, 2025	5,233,724

The following table summarizes non-vested restricted share and DSU activity during the period:

	Equity Based Awards		Liability Based Awards
	Number of Restricted Shares	Number of Equity DSUs	Number of Cash Only DSUs
Balance as of January 1, 2025	21,054	50,397	31,581
Granted	111,732	101,956	55,866
Vested	(21,054)	(50,397)	(31,581)
Balance as of September 30, 2025	111,732	101,956	55,866

There were 93,760 Equity DSUs granted to directors that were vested but not settled as of September 30, 2025.

FORM 10-Q

QUARTERLY REPORT - PAGE 12

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 9. Net Loss Per Common Share

The reconciliation of basic and diluted net loss per common share for the three and nine months ended September 30, 2025 and 2024 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss
Basic and diluted	$(80,779)	$(17,559)	$(189,189)	$(101,848)

Net loss per common share
Basic	$(1.21)	$(0.26)	$(2.83)	$(1.53)
Diluted	$(1.21)	$(0.26)	$(2.83)	$(1.53)

Weighted average number of common shares outstanding:
Basic (a)	66,964,534	66,849,720	66,924,228	66,769,810
Diluted	66,964,534	66,849,720	66,924,228	66,769,810

(a)
For the three and nine months ended September 30, 2025, the weighted average number of common shares outstanding excludes 111,732 restricted shares which have been issued, but have not vested as of September 30, 2025 (2024 – 21,054 restricted shares) and includes vested Equity DSUs.

The calculation of diluted net loss per common share does not assume the exercise of any instruments that would have an anti-dilutive effect on net loss per common share. Non-vested instruments excluded from the calculation of net loss per common share because they were anti-dilutive for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
PSUs	5,233,724	4,828,019	5,233,724	4,828,019
Restricted shares	111,732	21,054	111,732	21,054
Equity DSUs	101,956	93,760	101,956	93,760

FORM 10-Q

QUARTERLY REPORT - PAGE 13

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 10. Accumulated Other Comprehensive Loss

The change in the accumulated other comprehensive loss by component (net of tax) for the three and nine months ended September 30, 2025 and 2024 was as follows:

	Foreign Currency Translation Adjustments	Defined Benefit Pension and Other Post-Retirement Benefit Items	Total
Three Months Ended September 30:
Balance as of June 30, 2025	$(116,411)	$18,697	$(97,714)
Other comprehensive loss before reclassifications	(7,184)	—	(7,184)
Amounts reclassified	—	(271)	(271)
Other comprehensive loss	(7,184)	(271)	(7,455)
Balance as of September 30, 2025	$(123,595)	$18,426	$(105,169)

Balance as of June 30, 2024	$(197,685)	$14,396	$(183,289)
Other comprehensive income before reclassifications	50,358	—	50,358
Amounts reclassified	—	(185)	(185)
Other comprehensive income (loss)	50,358	(185)	50,173
Balance as of September 30, 2024	$(147,327)	$14,211	$(133,116)

Nine Months Ended September 30:
Balance as of December 31, 2024	$(249,997)	$19,228	$(230,769)
Other comprehensive income before reclassifications	126,402	—	126,402
Amounts reclassified	—	(802)	(802)
Other comprehensive income (loss)	126,402	(802)	125,600
Balance as of September 30, 2025	$(123,595)	$18,426	$(105,169)

Balance as of December 31, 2023	$(145,605)	$18,934	$(126,671)
Other comprehensive loss before reclassifications	(1,722)	(90)	(1,812)
Amounts reclassified	—	(452)	(452)
Other comprehensive loss	(1,722)	(542)	(2,264)
Disposal of investment in joint venture	—	(4,181)	(4,181)
Balance as of September 30, 2024	$(147,327)	$14,211	$(133,116)

Note 11. Related Party Transactions

For the three and nine months ended September 30, 2025, services from the Company’s 20% owned logging and chipping operation were $1,863 and $5,637, respectively, (2024 – $904 and $5,099) and as of September 30, 2025, the Company had a receivable balance from the operation of $769 (December 31, 2024 – receivable of $348).

For the three and nine months ended September 30, 2025, services from the Company’s 26% owned wood purchasing operation were $2,750 and $8,412, respectively, (2024 – $511 and $2,826) and as of September 30, 2025, the Company had a payable balance to the operation of $121 (December 31, 2024 – receivable of $50).

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

FORM 10-Q

QUARTERLY REPORT - PAGE 15

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Information about certain segment data for the three and nine months ended September 30, 2025 and 2024 was as follows:

Three Months Ended September 30, 2025	Pulp	Solid Wood	Total of Segments (a)
Revenues from external customers	$339,038	$117,234	$456,272
Intersegment revenues	331	12,875	13,206
	339,369	130,109	469,478
Less segment expenses:
Fiber	163,745	68,964
Maintenance (b)	41,765	13,262
Freight	33,832	13,062
Labor (c)	22,472	15,249
Chemicals	32,478	—
Energy	16,185	6,683
Other (d)	41,578	22,157
Segment Operating EBITDA	$(12,686)	$(9,268)	$(21,954)

Purchase of property, plant and equipment	$21,264	$8,736	$30,000
(a)
The total of segments’ Segment Operating EBITDA is reconciled to consolidated loss before income taxes in the Interim Consolidated Statements of Operations as follows:

Three Months Ended September 30, 2025	Pulp	Solid Wood	Total
Reconciliation to loss before income taxes
Total of segments’ Segment Operating EBITDA			$(21,954)
Segment depreciation and amortization	(25,725)	(13,640)	(39,365)
Interest expense			(28,506)
Other income			539
Corporate expenses and eliminations			(6,270)
Consolidated loss before income taxes			$(95,556)
(b)
Maintenance expense for the pulp segment includes expenditures for planned annual maintenance downtime at our pulp mills.
(c)
Labor expense excludes maintenance and indirect labor costs.
(d)
Other expenses primarily include selling, general and administrative expenses, the net change in finished goods inventories and foreign exchange gains or losses on the revaluation of dollar denominated receivable balances.

FORM 10-Q

QUARTERLY REPORT - PAGE 16

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Three Months Ended September 30, 2025	Pulp	Solid Wood	Corporate and Other	Consolidated
Revenues from external customers by major products
Pulp	$318,622	$—	$—	$318,622
Lumber	—	60,971	—	60,971
Energy and chemicals	20,416	4,894	836	26,146
Manufactured products (a)	—	12,171	—	12,171
Pallets	—	26,650	—	26,650
Biofuels (b)	—	10,183	—	10,183
Wood residuals	—	2,365	960	3,325
Total revenues from external customers	$339,038	$117,234	$1,796	$458,068

Revenues from external customers by geography (c)
U.S.	$32,095	$35,107	$304	$67,506
Foreign countries
Germany	69,143	51,672	109	120,924
China	137,506	410	—	137,916
Other countries	100,294	30,045	1,383	131,722
	306,943	82,127	1,492	390,562
Total revenues from external customers	$339,038	$117,234	$1,796	$458,068
(a)
Manufactured products primarily include cross-laminated timber and glue-laminated timber.
(b)
Biofuels include pellets and briquettes.
(c)
Sales are attributed to countries based on the ship-to location provided by the customer.

FORM 10-Q

QUARTERLY REPORT - PAGE 17

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Three Months Ended September 30, 2024	Pulp	Solid Wood	Total of Segments (a)
Revenues from external customers	$373,268	$125,093	$498,361
Intersegment revenues	323	7,689	8,012
	373,591	132,782	506,373
Less segment expenses:
Fiber	132,609	54,529
Maintenance (b)	32,308	13,471
Freight	36,549	12,615
Labor (c)	21,597	14,351
Chemicals	28,280	—
Energy	14,190	6,413
Other (d)	53,413	33,336
Segment Operating EBITDA	$54,645	$(1,933)	$52,712

Purchase of property, plant and equipment	$13,688	$13,571	$27,259
(a)
The total of segments’ Segment Operating EBITDA is reconciled to consolidated loss before income taxes in the Interim Consolidated Statements of Operations as follows:

Three Months Ended September 30, 2024	Pulp	Solid Wood	Total
Reconciliation to loss before income taxes
Total of segments’ Segment Operating EBITDA			$52,712
Segment depreciation and amortization	(28,651)	(12,741)	(41,392)
Interest expense			(26,429)
Other expenses			(91)
Corporate expenses and eliminations			(2,479)
Consolidated loss before income taxes			$(17,679)
(b)
Maintenance expense for the pulp segment includes expenditures for planned annual maintenance downtime at our pulp mills.
(c)
Labor expense excludes maintenance and indirect labor costs.
(d)
Other expenses primarily include selling, general and administrative expenses, the net change in finished goods inventories and foreign exchange gains or losses on the revaluation of dollar denominated receivable balances.

FORM 10-Q

QUARTERLY REPORT - PAGE 18

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Three Months Ended September 30, 2024	Pulp	Solid Wood	Corporate and Other	Consolidated
Revenues from external customers by major products
Pulp	$354,176	$—	$—	$354,176
Lumber	—	49,093	—	49,093
Energy and chemicals	19,092	2,593	3,780	25,465
Manufactured products (a)	—	35,798	—	35,798
Pallets	—	26,525	—	26,525
Biofuels (b)	—	9,262	—	9,262
Wood residuals	—	1,822	—	1,822
Total revenues from external customers	$373,268	$125,093	$3,780	$502,141

Revenues from external customers by geography (c)
U.S.	$38,706	$56,766	$776	$96,248
Foreign countries
Germany	83,035	46,610	241	129,886
China	143,711	511	—	144,222
Other countries	107,816	21,206	2,763	131,785
	334,562	68,327	3,004	405,893
Total revenues from external customers	$373,268	$125,093	$3,780	$502,141
(a)
Manufactured products primarily include cross-laminated timber and glue-laminated timber.
(b)
Biofuels include pellets and briquettes.
(c)
Sales are attributed to countries based on the ship-to location provided by the customer.

FORM 10-Q

QUARTERLY REPORT - PAGE 19

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Nine Months Ended September 30, 2025	Pulp	Solid Wood	Total of Segments (a)
Revenues from external customers	$1,052,426	$357,222	$1,409,648
Intersegment revenues	840	34,444	35,284
	1,053,266	391,666	1,444,932
Less segment expenses:
Fiber	469,029	205,307
Maintenance (b)	130,828	34,595
Freight	102,171	39,750
Labor (c)	71,612	44,934
Chemicals	92,583	—
Energy	42,420	19,878
Other (d)	117,699	61,623
Segment Operating EBITDA	$26,924	$(14,421)	$12,503

Purchase of property, plant and equipment	$50,826	$23,566	$74,392
(a)
The total of segments’ Segment Operating EBITDA is reconciled to consolidated loss before income taxes in the Interim Consolidated Statements of Operations as follows:

Nine Months Ended September 30, 2025	Pulp	Solid Wood	Total
Reconciliation to loss before income taxes
Total of segments’ Segment Operating EBITDA			$12,503
Segment depreciation and amortization	(78,636)	(38,264)	(116,900)
Interest expense			(85,072)
Other expenses			(766)
Corporate expenses and eliminations			(14,863)
Consolidated loss before income taxes			$(205,098)
(b)
Maintenance expense for the pulp segment includes expenditures for planned annual maintenance downtime at our pulp mills.
(c)
Labor expense excludes maintenance and indirect labor costs.
(d)
Other expenses primarily include selling, general and administrative expenses, the net change in finished goods inventories and foreign exchange gains or losses on the revaluation of dollar denominated receivable balances.

FORM 10-Q

QUARTERLY REPORT - PAGE 20

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Nine Months Ended September 30, 2025	Pulp	Solid Wood	Corporate and Other	Consolidated
Revenues from external customers by major products
Pulp	$989,291	$—	$—	$989,291
Lumber	—	192,689	—	192,689
Energy and chemicals	63,135	14,002	5,833	82,970
Manufactured products (a)	—	43,413	—	43,413
Pallets	—	76,413	—	76,413
Biofuels (b)	—	24,502	—	24,502
Wood residuals	—	6,203	3,085	9,288
Total revenues from external customers	$1,052,426	$357,222	$8,918	$1,418,566

Revenues from external customers by geography (c)
U.S.	$103,122	$122,692	$1,553	$227,367
Foreign countries
Germany	213,732	145,329	490	359,551
China	405,487	916	—	406,403
Other countries	330,085	88,285	6,875	425,245
	949,304	234,530	7,365	1,191,199
Total revenues from external customers	$1,052,426	$357,222	$8,918	$1,418,566
(a)
Manufactured products primarily include cross-laminated timber and glue-laminated timber.
(b)
Biofuels include pellets and briquettes.
(c)
Sales are attributed to countries based on the ship-to location provided by the customer.

FORM 10-Q

QUARTERLY REPORT - PAGE 21

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Nine Months Ended September 30, 2024	Pulp	Solid Wood	Total of Segments (a)
Revenues from external customers	$1,173,043	$374,354	$1,547,397
Intersegment revenues	594	26,560	27,154
	1,173,637	400,914	1,574,551
Less segment expenses:
Fiber	412,731	181,726
Maintenance (b)	123,859	35,314
Freight	113,932	40,487
Labor (c)	67,078	42,793
Chemicals	89,714	—
Energy	45,289	20,517
Purchase of pulp from CPP (d)	19,707	—
Other (e)	146,543	79,781
Segment Operating EBITDA	$154,784	$296	$155,080

Purchase of property, plant and equipment	$36,470	$27,035	$63,505
(a)
The total of segments’ Segment Operating EBITDA is reconciled to consolidated loss before income taxes in the Interim Consolidated Statements of Operations as follows:

Nine Months Ended September 30, 2024	Pulp	Solid Wood	Total
Reconciliation to loss before income taxes
Total of segments’ Segment Operating EBITDA			$155,080
Segment depreciation and amortization	(83,217)	(38,078)	(121,295)
Loss on disposal of investment in joint venture	(23,645)	—	(23,645)
Goodwill impairment	—	(34,277)	(34,277)
Interest expense			(80,831)
Other income			9,147
Corporate expenses and eliminations			(11,249)
Consolidated loss before income taxes			$(107,070)
(b)
Maintenance expense for the pulp segment includes expenditures for planned annual maintenance downtime at our pulp mills.
(c)
Labor expense excludes maintenance and indirect labor costs.
(d)
Purchases of pulp inventory from the Cariboo Pulp & Paper Company mill (“CPP”) prior to the disposition of the Company’s equity interest in 2024.
(e)
Other expenses primarily include selling, general and administrative expenses, the net change in finished goods inventories and foreign exchange gains or losses on the revaluation of dollar denominated receivable balances.

FORM 10-Q

QUARTERLY REPORT - PAGE 22

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Nine Months Ended September 30, 2024	Pulp	Solid Wood	Corporate and Other	Consolidated
Revenues from external customers by major products
Pulp	$1,109,279	$—	$—	$1,109,279
Lumber	—	158,885	—	158,885
Energy and chemicals	63,764	11,732	7,558	83,054
Manufactured products (a)	—	87,892	—	87,892
Pallets	—	81,286	—	81,286
Biofuels (b)	—	28,671	—	28,671
Wood residuals	—	5,888	—	5,888
Total revenues from external customers	$1,173,043	$374,354	$7,558	$1,554,955

Revenues from external customers by geography (c)
U.S.	$122,317	$158,094	$2,201	$282,612
Foreign countries
Germany	247,777	148,985	601	397,363
China	425,857	1,710	—	427,567
Other countries	377,092	65,565	4,756	447,413
	1,050,726	216,260	5,357	1,272,343
Total revenues from external customers	$1,173,043	$374,354	$7,558	$1,554,955
(a)
Manufactured products primarily include cross-laminated timber and glue-laminated timber.
(b)
Biofuels include pellets and briquettes.
(c)
Sales are attributed to countries based on the ship-to location provided by the customer.

Note 13. Financial Instruments and Fair Value Measurement

Due to their short-term maturity, the carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable and other approximates their fair value. The estimated fair values of the Company’s outstanding debt under the fair value hierarchy as of September 30, 2025 and December 31, 2024 were as follows:

	Fair value measurements as of
		September 30, 2025 using:
Description	Level 1	Level 2	Level 3	Total
Revolving credit facilities	$—	$238,281	$—	$238,281
Senior notes	—	1,009,004	—	1,009,004
	$—	$1,247,285	$—	$1,247,285

	Fair value measurements as of
		December 31, 2024 using:
Description	Level 1	Level 2	Level 3	Total
Revolving credit facilities	$—	$169,169	$—	$169,169
Senior notes	—	1,186,921	—	1,186,921
	$—	$1,356,090	$—	$1,356,090

The carrying value of the revolving credit facilities classified as Level 2 approximates the fair value as the variable interest rates reflect current interest rates for financial instruments with similar characteristics and maturities.

The fair value of the senior notes classified as Level 2 was determined using quoted prices in a dealer market, or using recent market transactions. The Company’s senior notes are not carried at fair value in the Interim Consolidated Balance Sheets as of September 30, 2025 or December 31, 2024. However, fair value disclosure is required. The carrying value of the Company’s senior notes, net of unamortized note issuance costs, was $1,267,694 as of September 30, 2025 (December 31, 2024 – $1,266,018).

FORM 10-Q

QUARTERLY REPORT - PAGE 23

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Credit Risk

The Company’s exposure to credit losses may increase if its customers' production and other costs are adversely affected by inflation, interest rate levels and tariffs. Although the Company has historically not experienced significant credit losses, it is possible that there could be a material adverse impact from potential adjustments of the carrying amount of trade receivables if the cash flows of the Company’s customers are adversely impacted by inflation, interest rate levels and tariffs. As of September 30, 2025, the Company has not had significant credit losses.

As of September 30, 2025, the carrying amount of cash and cash equivalents of $98,102 and accounts receivable of $328,432 recorded in the Interim Consolidated Balance Sheet, net of any allowances for losses, represent the Company’s maximum exposure to credit risk.

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

FORM 10-Q

QUARTERLY REPORT - PAGE 25

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this document: (i) unless the context otherwise requires, references to “we”, “our”, “us”, the “Company” or “Mercer” mean Mercer International Inc. and its subsidiaries; (ii) references to “Mercer Inc.” mean the Company excluding its subsidiaries; (iii) information is provided as of September 30, 2025, unless otherwise stated; (iv) our reporting currency is dollars and references to “€” mean euros and “C$” mean Canadian dollars; (v) “ADMTs” mean air-dried metric tonnes; (vi) “CLT” mean cross-laminated timber; (vii) “glulam” mean glue-laminated timber; (viii) “m3” mean cubic meters; (ix) “NBSK” mean northern bleached softwood kraft; (x) “NBHK” mean northern bleached hardwood kraft; (xi) “MW” mean megawatts and “MWh” mean megawatt hours; (xii) “Mfbm” mean thousand board feet of lumber and “MMfbm” mean million board feet of lumber; and (xiii) our lumber metrics are converted from m3 to Mfbm using a conversion ratio of 1.6 m3 of lumber equaling one Mfbm, which is the ratio commonly used in the industry.

Due to rounding, numbers presented throughout this report may not add up precisely to totals we provide and percentages may not precisely reflect the absolute figure.

The following discussion and analysis of our results of operations and financial condition for the three and nine months ended September 30, 2025 should be read in conjunction with our Interim Consolidated Financial Statements and related notes included in this quarterly report, as well as our most recent annual report on Form 10-K for the fiscal year ended December 31, 2024 filed with the Securities and Exchange Commission, referred to as the “SEC”.

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

Current Market Environment

In the third quarter of 2025, both our NBSK and NBHK pulp sales realizations decreased compared to the second quarter of 2025 as a result of lower prices across all markets. Pulp prices decreased in Europe and China, driven by weaker demand, stemming from the current economic climate and continuing global trade policy uncertainty, and increased substitution of softwood pulp for lower-cost hardwood pulp. The price decline in China was further impacted by an oversupplied paper market. In North America, pulp prices decreased in the third quarter of 2025 compared to the second quarter of 2025 as a result of downward price pressure from other markets.

In the third quarter of 2025, our lumber sales realizations were relatively stable in both the U.S. and Europe compared to the second quarter of 2025.

As of September 30, 2025, the third-party industry quoted NBSK pulp list prices in Europe and North America were approximately $1,495 per ADMT and $1,660 per ADMT, respectively, and the third-party industry quoted NBSK pulp net price in China was approximately $690 per ADMT. Prices for China are net of discounts, allowances and rebates.

In the fourth quarter of 2025, we currently expect both NBSK and NBHK pulp prices to remain weak.

FORM 10-Q

QUARTERLY REPORT - PAGE 26

In the fourth quarter of 2025, we currently expect lumber prices to modestly increase in Europe primarily due to higher fiber costs. In the U.S., we currently expect slightly higher prices in the latter part of the fourth quarter of 2025 driven by the combined impact of duties and tariffs imposed on producers reducing supply and supporting higher prices. In the fourth quarter of 2025, we currently expect pallet prices to remain flat due to continued weak economic conditions in Europe and mass timber prices to remain relatively steady.

Per unit fiber costs for the pulp and solid wood segments were relatively steady in the third quarter of 2025 compared to the second quarter of 2025. For the fourth quarter of 2025, we currently expect per unit fiber costs to increase for all our mills due to supply constraints and, in Germany, strong competing demand for pellets.

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

FORM 10-Q

QUARTERLY REPORT - PAGE 27

Summary Financial Highlights

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands, other than per share amounts)
Statement of Operations Data
Revenues from external customers
Pulp segment	$339,038	$373,268	$1,052,426	$1,173,043
Solid wood segment	117,234	125,093	357,222	374,354
Corporate and other	1,796	3,780	8,918	7,558
Total revenues	$458,068	$502,141	$1,418,566	$1,554,955

Pulp Segment Operating EBITDA(1)	$(12,686)	$54,645	$26,924	$154,784
Solid wood Segment Operating EBITDA(1)	(9,268)	(1,933)	(14,421)	296
Corporate and other	(6,123)	(2,257)	(14,373)	(10,585)
Operating EBITDA(2)	$(28,077)	$50,455	$(1,870)	$144,495

Net loss	$(80,779)	$(17,559)	$(189,189)	$(101,848)
Net loss per common share
Basic	$(1.21)	$(0.26)	$(2.83)	$(1.53)
Diluted	$(1.21)	$(0.26)	$(2.83)	$(1.53)
Common shares outstanding at period end	66,983	66,871	66,983	66,871

(1)
Segment Operating EBITDA is a measure of segment profit or loss presented in our financial statements under GAAP. Refer to the segment information note in our consolidated financial statements for more information.
(2)
Operating EBITDA is a non-GAAP measure. See “Non-GAAP Financial Measures” for its description, limitations and why we consider it to be a useful measure. The following table provides a reconciliation of net loss to operating income (loss) and Operating EBITDA for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Net loss	$(80,779)	$(17,559)	$(189,189)	$(101,848)
Income tax recovery	(14,777)	(120)	(15,909)	(5,222)
Interest expense	28,506	26,429	85,072	80,831
Other expenses (income)	(539)	91	766	(9,147)
Operating income (loss)	(67,589)	8,841	(119,260)	(35,386)
Add: Depreciation and amortization	39,512	41,614	117,390	121,959
Add: Loss on disposal of investment in joint venture	—	—	—	23,645
Add: Goodwill impairment	—	—	—	34,277
Operating EBITDA	$(28,077)	$50,455	$(1,870)	$144,495

FORM 10-Q

QUARTERLY REPORT - PAGE 28

Selected Production, Sales and Other Data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Pulp Segment
Pulp production ('000 ADMTs)
NBSK	366.7	374.4	1,140.3	1,185.4
NBHK	92.0	41.4	234.4	191.0
Annual maintenance downtime ('000 ADMTs)	21.3	22.1	84.2	86.9
Annual maintenance downtime (days)	20	20	65	57
Pulp sales ('000 ADMTs)
NBSK	385.9	376.2	1,135.4	1,242.0
NBHK	67.0	72.6	222.1	205.8
Average NBSK pulp prices ($/ADMT)(1)
Europe	1,497	1,573	1,533	1,525
China	690	771	739	776
North America	1,700	1,762	1,758	1,633
Average NBHK pulp prices ($/ADMT)(1)
China	503	635	538	677
North America	1,203	1,467	1,261	1,376
Average pulp sales realizations ($/ADMT)(2)
NBSK	728	814	756	781
NBHK	528	632	559	650
Energy production ('000 MWh)(3)	490.5	509.8	1,528.7	1,580.2
Energy sales ('000 MWh)(3)	171.1	187.0	552.9	592.6
Average energy sales realizations ($/MWh)(3)	98	86	97	86
Solid Wood Segment
Lumber
Production (MMfbm)	115.4	122.5	363.6	360.9
Sales (MMfbm)	110.2	108.8	361.8	346.8
Average sales realizations ($/Mfbm)	553	451	533	458
Energy
Production and sales ('000 MWh)	32.7	17.9	101.5	90.2
Average sales realizations ($/MWh)	150	145	138	130
Manufactured products(4)
Production ('000 m3)	9.2	9.8	24.1	28.1
Sales ('000 m3)	6.8	9.9	20.8	25.0
Average sales realizations ($/m3)	1,615	3,463	1,843	3,260
Pallets
Production ('000 units)	2,265.2	2,525.5	6,494.5	8,129.7
Sales ('000 units)	2,144.5	2,446.7	6,521.3	7,933.4
Average sales realizations ($/unit)	12	11	12	10
Biofuels(5)
Production ('000 tonnes)	33.3	40.6	103.1	119.6
Sales ('000 tonnes)	39.8	43.5	99.6	132.1
Average sales realizations ($/tonne)	256	213	246	217
Average Spot Currency Exchange Rates
$ / €(6)	1.1685	1.0987	1.1196	1.0870
$ / C$(6)	0.7261	0.7331	0.7154	0.7352

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
(6)
Average Federal Reserve Bank of New York Noon Buying Rates over the reporting period.

FORM 10-Q

QUARTERLY REPORT - PAGE 29

Consolidated – Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

Total revenues for the third quarter of 2025 decreased by approximately 9% to $458.1 million from $502.1 million in the same quarter of 2024. This was primarily due to lower pulp and manufactured products sales realizations partially offset by higher lumber sales realizations.

Costs and expenses in the third quarter of 2025 increased by approximately 7% to $525.7 million from $493.3 million in the same quarter of 2024. This was primarily due to higher per unit fiber costs and the negative foreign exchange impact from a weaker dollar on our euro denominated costs and expenses compared to the same quarter of 2024. In the third quarter of 2025, costs and expenses included a non-cash impairment of $20.4 million primarily against pulp inventory as a result of lower prices.

In the third quarter of 2025, cost of sales depreciation and amortization was relatively flat at $39.4 million compared to $41.5 million in the same quarter of 2024.

Selling, general and administrative expenses were relatively steady at $28.8 million in the third quarter of 2025 compared to $29.2 million in the same quarter of 2024.

In the third quarter of 2025, we had a negative foreign exchange impact of approximately $8.6 million on our operating loss compared to the same quarter of 2024. This negative impact was primarily due to the effect of a weaker dollar on our euro denominated costs and expenses compared to the same quarter of 2024.

In the third quarter of 2025, our operating loss was $67.6 million compared to operating income of $8.8 million in the same quarter of 2024 primarily due to lower pulp and manufactured products sales realizations, higher per unit fiber costs, the negative foreign exchange impact from a weaker dollar and the non-cash inventory impairment. These adverse impacts were partially offset by higher lumber sales realizations.

Interest expense increased by approximately 8% to $28.5 million in the third quarter of 2025 from $26.4 million in the same quarter of 2024. This increase was primarily driven by debt refinancing activities in October 2024, which replaced maturing senior notes with new senior notes carrying extended maturities and a higher interest rate.

In the third quarter of 2025, we had an income tax recovery of $14.8 million, or an effective tax rate of 15%, and in the same quarter of 2024, we had an income tax recovery of $0.1 million, or an effective tax rate of 1%. Our effective tax rates were different from the statutory rates of the jurisdictions in which we operate as we do not recognize tax recoveries for certain entities which we do not expect to realize a tax benefit.

In the third quarter of 2025, our net loss was $80.8 million, or $1.21 per share, compared to $17.6 million, or $0.26 per share, in the same quarter of 2024.

In the third quarter of 2025, Operating EBITDA decreased to negative $28.1 million from positive $50.5 million in the same quarter of 2024. This primarily resulted from lower pulp and manufactured products sales realizations, higher per unit fiber costs, the negative foreign exchange impact from a weaker dollar and the non-cash inventory impairment. These adverse impacts were partially offset by higher lumber sales realizations.

FORM 10-Q

QUARTERLY REPORT - PAGE 30

Pulp Segment – Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

Selected Financial Information

	Three Months Ended September 30,
	2025	2024
	(in thousands)
Pulp revenues	$318,622	$354,176
Energy and chemical revenues	$20,416	$19,092
Segment Operating EBITDA(1)	$(12,686)	$54,645

(1)
Segment Operating EBITDA is a measure of segment profit or loss presented in our financial statements under GAAP. Refer to the segment information note in our consolidated financial statements for more information.

Pulp segment revenues, comprised of pulp, energy and chemical revenues, in the third quarter of 2025 decreased by approximately 9% to $339.0 million from $373.3 million in the same quarter of 2024 due to lower pulp revenues.

Pulp revenues in the third quarter of 2025 decreased by approximately 10% to $318.6 million from $354.2 million in the same quarter of 2024 as a result of lower sales realizations.

Energy and chemical revenues in the third quarter of 2025 were relatively steady at $20.4 million compared to $19.1 million in the same quarter of 2024.

Total pulp production in the third quarter of 2025 increased by approximately 10% to 458,708 ADMTs from 415,837 ADMTs in the same quarter of 2024 primarily as a result of improved production reliability in the third quarter of 2025. In the third quarter of 2025, our pulp mills had 32 days of downtime (approximately 35,700 ADMTs) which included 20 days of planned annual maintenance and 12 days of unplanned downtime at the Celgar mill due to a mechanical failure. In the same quarter of 2024, our pulp mills had 43 days of downtime (approximately 57,600 ADMTs) which included 20 days of planned annual maintenance and 23 days of unplanned downtime at the Peace River mill due to a mechanical failure.

We estimate that planned annual maintenance downtime in the third quarter of 2025 adversely impacted our Segment Operating EBITDA by approximately $26.3 million, comprised of approximately $17.3 million in direct out-of-pocket expenses and the balance in reduced production. Many of our competitors that report their financial results using International Financial Reporting Standards, referred to as “IFRS”, capitalize their direct costs of maintenance downtime.

In the fourth quarter of 2025, we currently expect a total of 18 days of planned annual maintenance downtime (approximately 35,600 ADMTs) at our Stendal mill.

Total pulp sales volumes in the third quarter of 2025 were relatively flat at 452,840 ADMTs compared to 448,856 ADMTs in the same quarter of 2024.

In the third quarter of 2025, the third-party industry quoted average list price for NBSK pulp in Europe and the third-party industry quoted average net price for NBSK pulp in China decreased from the same quarter of 2024. These decreases stemmed from weaker demand driven by the current economic climate, global trade policy uncertainty, and increased substitution of softwood pulp for lower-cost hardwood pulp. Oversupply in the paper market also contributed to the pricing decrease in China. In the third quarter of 2025, the third-party industry quoted average list price for NBSK pulp in North America decreased from the same quarter of 2024 driven by downward price pressure from other markets. Third-party industry quoted average list prices for NBSK pulp in Europe and North America were approximately $1,497 per ADMT and $1,700 per ADMT, respectively, in the third quarter of 2025 compared to approximately $1,573 per ADMT and $1,762 per ADMT, respectively, in the same quarter of 2024. The third-party industry quoted average net price for NBSK pulp in China was approximately $690 per ADMT in the third quarter of 2025 compared to approximately $771 per ADMT in the same quarter of 2024. Prices quoted for China are net of discounts, allowances and rebates whereas quoted prices for Europe and North America are before applicable discounts, allowances and rebates.

FORM 10-Q

QUARTERLY REPORT - PAGE 31

In the third quarter of 2025, the third-party industry quoted average list price for NBHK pulp in North America decreased from the same quarter of 2024 due to downward price pressure from other markets. The third-party industry quoted average net price for NBHK pulp in China decreased in the third quarter of 2025 from the same quarter of 2024 due to an oversupplied paper market and weak demand driven by the current economic climate and global trade policy uncertainty. The third-party industry quoted average list price for NBHK pulp in North America was approximately $1,203 per ADMT in the third quarter of 2025 compared to approximately $1,467 per ADMT in the same quarter of 2024. The third-party industry quoted average net price for NBHK pulp in China was approximately $503 per ADMT in the third quarter of 2025 compared to approximately $635 per ADMT in the same quarter of 2024.

Our average NBSK pulp sales realizations in the third quarter of 2025 decreased by approximately 11% to $728 per ADMT from $814 per ADMT in the same quarter of 2024. In the third quarter of 2025, average NBHK pulp sales realizations decreased by approximately 16% to $528 per ADMT from $632 per ADMT in the same quarter of 2024. The lower sales realizations are due to lower prices in all our markets.

In the third quarter of 2025, we had a negative foreign exchange impact of approximately $5.3 million on Segment Operating EBITDA compared to the same quarter of 2024. This negative impact was primarily due to the effect of a weaker dollar on our euro denominated costs and expenses compared to the same quarter of 2024.

In the third quarter of 2025, we recorded a non-cash inventory impairment of $18.9 million as a result of low pulp prices.

Costs and expenses in the third quarter of 2025 increased by approximately 9% to $378.6 million from $348.6 million in the same quarter of 2024 due to higher per unit fiber costs, the negative foreign exchange impact of a weaker dollar and the non-cash inventory impairment.

Overall average per unit fiber costs in the third quarter of 2025 increased by approximately 14% compared to the same quarter of 2024 primarily due to reduced supply in Germany and Canada. For the fourth quarter of 2025, we currently expect per unit fiber costs to increase due to continued supply constraints and, in Germany, strong competing demand for pellets.

Transportation costs for our pulp segment in the third quarter of 2025 decreased by approximately 7% to $33.8 million from $36.5 million in the same quarter of 2024 driven by lower freight rates.

In the third quarter of 2025, Segment Operating EBITDA for our pulp segment decreased to negative $12.7 million from positive $54.6 million in the same quarter of 2024. This primarily resulted from lower pulp sales realizations, higher per unit fiber costs, the negative foreign exchange impact from a weaker dollar and the non-cash inventory impairment.

FORM 10-Q

QUARTERLY REPORT - PAGE 32

Solid Wood Segment – Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

Selected Financial Information

	Three Months Ended September 30,
	2025	2024
	(in thousands)
Lumber revenues	$60,971	$49,093
Energy revenues	$4,894	$2,593
Manufactured products revenues(1)	$12,171	$35,798
Pallet revenues	$26,650	$26,525
Biofuels revenues(2)	$10,183	$9,262
Wood residuals revenues	$2,365	$1,822
Segment Operating EBITDA(3)	$(9,268)	$(1,933)

(1)
Manufactured products primarily include CLT and glulam.
(2)
Biofuels include pellets and briquettes.
(3)
Segment Operating EBITDA is a measure of segment profit or loss presented in our financial statements under GAAP. Refer to the segment information note in our consolidated financial statements for more information.

Solid wood segment revenues in the third quarter of 2025 decreased by approximately 6% to $117.2 million from $125.1 million in the same quarter of 2024 primarily due to lower manufactured products revenues partially offset by higher lumber revenues.

In the third quarter of 2025, lumber revenues increased by approximately 24% to $61.0 million from $49.1 million in the same quarter of 2024 primarily as a result of higher sales realizations.

Energy, biofuels and wood residuals revenues in the third quarter of 2025 increased by approximately 27% to $17.4 million from $13.7 million in the same quarter of 2024 primarily due to higher sales realizations and energy sales volumes.

In the third quarter of 2025, manufactured products revenues decreased by approximately 66% to $12.2 million from $35.8 million in the same quarter of 2024 driven by lower sales realizations and volumes as the ongoing elevated interest rate environment in the U.S. negatively impacted demand.

Pallet revenues in the third quarter of 2025 were flat at $26.7 million compared to $26.5 million in the same quarter of 2024 due to continued weak economic conditions in Europe.

Lumber production in the third quarter of 2025 decreased by approximately 6% to 115.4 MMfbm from 122.5 MMfbm in the same quarter of 2024 driven by the timing of planned maintenance downtime.

Lumber sales volumes in the third quarter of 2025 were flat at 110.2 MMfbm compared to 108.8 MMfbm in the same quarter of 2024.

Average lumber sales realizations in the third quarter of 2025 increased by approximately 23% to $553 per Mfbm from $451 per Mfbm in the same quarter of 2024 due to lower supply and improved demand in both the U.S. and European markets. The U.S. market accounted for approximately 48% of our lumber revenues and approximately 44% of our lumber sales volumes in the third quarter of 2025. The balance of our lumber sales were mainly to Europe.

Manufactured products sales realizations decreased to $1,615 per m3 in the third quarter of 2025 from $3,463 per m3 in the same quarter of 2024 as the ongoing elevated interest rate environment in the U.S. negatively impacted demand.

Fiber costs were approximately 75% of our lumber cash production costs in the third quarter of 2025. In the third quarter of 2025, per unit fiber costs for lumber production increased by approximately 35% compared to the same quarter of 2024 due to reduced supply and strong demand. For the fourth quarter of 2025, we currently expect higher

FORM 10-Q

QUARTERLY REPORT - PAGE 33

per unit fiber costs due to continued supply constraints and strong demand.

Transportation costs for our solid wood segment in the third quarter of 2025 increased by approximately 4% to $13.1 million from $12.6 million in the same quarter of 2024 primarily as a result of higher freight rates.

In the third quarter of 2025, Segment Operating EBITDA for the solid wood segment decreased to negative $9.3 million from negative $1.9 million in the same quarter of 2024. This primarily resulted from lower manufactured products sales realizations and higher per unit fiber costs. These adverse impacts were partially offset by higher lumber sales realizations.

Consolidated – Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

Total revenues for the nine months ended September 30, 2025 decreased by approximately 9% to $1,418.6 million from $1,555.0 million in the same period of 2024. This was primarily due to lower pulp and manufactured products sales volumes and realizations partially offset by higher lumber sales realizations.

Costs and expenses in the nine months ended September 30, 2025 modestly decreased to $1,537.8 million from $1,590.3 million in the same period of 2024 primarily as a result of lower pulp and pallet sales volumes. This was partially offset by higher per unit fiber costs, negative foreign exchange impacts from a weaker dollar and inventory impairment charges of $31.4 million recorded in 2025 which were primarily non-cash and against pulp inventory. In the nine months ended September 30, 2024, costs and expenses included a non-cash goodwill impairment of $34.3 million related to the Torgau facility, which was recognized as a result of ongoing weakness in lumber, pallet and biofuels markets in Europe stemming from high interest rates and other economic conditions, and a non-cash loss of $23.6 million in connection with the dissolution of the CPP joint venture.

In the nine months ended September 30, 2025, cost of sales depreciation and amortization was relatively steady at $117.2 million compared to $121.8 million in the same period of 2024.

Selling, general and administrative expenses were flat at $89.0 million in the nine months ended September 30, 2025 compared to $90.6 million in the same period of 2024.

In the nine months ended September 30, 2025, we had a negative foreign exchange impact of approximately $19.7 million on our operating loss compared to the same period of 2024. This negative impact was primarily due to the effect of a weaker dollar compared to the euro on the revaluation of dollar denominated accounts receivables held at our operations and on our euro denominated costs and expenses.

In the nine months ended September 30, 2025, our operating loss was $119.3 million compared to $35.4 million in the same period of 2024. This was primarily due to higher per unit fiber costs, lower pulp sales realizations, lower manufactured products sales realizations and volumes, negative foreign exchange impacts from a weaker dollar and the inventory impairment. These adverse impacts were partially offset by higher lumber sales realizations. In the nine months ended September 30, 2024, our operating loss included a non-cash goodwill impairment of $34.3 million related to the Torgau facility and a non-cash loss of $23.6 million recognized in connection with the dissolution of the CPP joint venture.

Interest expense in the nine months ended September 30, 2025 increased by approximately 5% to $85.1 million from $80.8 million in the same period of 2024. This increase was primarily driven by debt refinancing activities in October 2024, which replaced maturing senior notes with new senior notes carrying extended maturities and a higher interest rate.

In the nine months ended September 30, 2025, other expenses were $0.8 million compared to other income of $9.1 million in the same period of 2024. Other expenses in the nine months ended September 30, 2025 primarily consisted of foreign exchange losses on the revaluation of dollar denominated cash held at our operations due to the weakening dollar mostly offset by interest earned on cash. In the nine months ended September 30, 2024, other income primarily consisted of interest earned on cash.

During the nine months ended September 30, 2025, we had an income tax recovery of $15.9 million, or an effective tax rate of 8%, and in the same period of 2024, we had an income tax recovery of $5.2 million, or an effective tax rate

FORM 10-Q

QUARTERLY REPORT - PAGE 34

of 5%. Our effective tax rates were different from the statutory rates of the jurisdictions in which we operate as we do not recognize tax recoveries for certain entities which we do not expect to realize a tax benefit. In the nine months ended September 30, 2024, the effective tax rate was also impacted by the non-deductibility of the non-cash goodwill impairment.

In the nine months ended September 30, 2025, our net loss was $189.2 million, or $2.83 per share, compared to $101.8 million, or $1.53 per share in the same period of 2024. The net loss in the nine months ended September 30, 2024 included the non-cash goodwill impairment of $34.3 million, or $0.51 per share, and the non-cash loss of $23.6 million, or $0.35 per share, recognized in connection with the dissolution of the CPP joint venture.

In the nine months ended September 30, 2025, Operating EBITDA decreased to negative $1.9 million from positive $144.5 million in the same period of 2024. This primarily resulted from higher per unit fiber costs, lower pulp sales realizations, lower manufactured products sales realizations and volumes, negative foreign exchange impacts from a weaker dollar and the inventory impairment. These adverse impacts were partially offset by higher lumber sales realizations.

Pulp Segment – Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

Selected Financial Information

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Pulp revenues	$989,291	$1,109,279
Energy and chemical revenues	$63,135	$63,764
Segment Operating EBITDA(1)	$26,924	$154,784

(1)
Segment Operating EBITDA is a measure of segment profit or loss presented in our financial statements under GAAP. Refer to the segment information note in our consolidated financial statements for more information.

Pulp segment revenues, comprised of pulp, energy and chemical revenues, in the nine months ended September 30, 2025 decreased by approximately 10% to $1,052.4 million from $1,173.0 million in the same period of 2024 driven by lower pulp revenues.

Pulp revenues in the nine months ended September 30, 2025 decreased by approximately 11% to $989.3 million from $1,109.3 million in the same period of 2024 as a result of lower sales volumes and realizations.

Energy and chemical revenues in the nine months ended September 30, 2025 were relatively flat at $63.1 million compared to $63.8 million in the same period of 2024.

Total pulp production in the nine months ended September 30, 2025 was relatively flat at 1,374,734 ADMTs compared to 1,376,436 ADMTs in the same period of 2024 as improved production reliability was offset by the dissolution of the CPP joint venture in March 2024. In the nine months ended September 30, 2025, our pulp mills had 91 days of downtime (approximately 117,900 ADMTs) which included 65 days of planned annual maintenance, 20 days of unplanned downtime at our Celgar mill due to mechanical failures and six additional days due to slower than expected start-up after the planned downtime. In the nine months ended September 30, 2024, our pulp mills had 87 days of downtime (approximately 135,100 ADMTs) which included 57 days of planned annual maintenance, 23 days of unplanned downtime at our Peace River mill due to a mechanical failure and seven additional days due to slower than expected start-up after the planned downtime.

We estimate that planned annual maintenance downtime in the nine months ended September 30, 2025 adversely impacted our Segment Operating EBITDA by approximately $82.2 million, comprised of approximately $57.9 million in direct out-of-pocket expenses and the balance in reduced production. Many of our competitors that report their financial results using International Financial Reporting Standards, referred to as “IFRS”, capitalize their direct costs of maintenance downtime.

Total pulp sales volumes in the nine months ended September 30, 2025 decreased by approximately 6% to 1,357,450

FORM 10-Q

QUARTERLY REPORT - PAGE 35

ADMTs from 1,447,840 ADMTs in the same period of 2024 driven by weaker demand and the timing of sales.

In the nine months ended September 30, 2025, the third-party industry quoted average list price for NBSK pulp in Europe was relatively stable, while North America increased compared to the same period of 2024. The price increase in North America was primarily due to stable demand and supply constraints. In the nine months ended September 30, 2025, the third-party industry quoted average net price for NBSK pulp in China decreased from the same period of 2024 as a result of an oversupplied paper market and weaker demand driven by the current economic climate and global trade policy uncertainty. Third-party industry quoted average list prices for NBSK pulp in Europe and North America were approximately $1,533 per ADMT and $1,758 per ADMT, respectively, in the nine months ended September 30, 2025 compared to approximately $1,525 per ADMT and $1,633 per ADMT, respectively, in the same period of 2024. The third-party industry quoted average net price for NBSK pulp in China was approximately $739 per ADMT in the nine months ended September 30, 2025 compared to approximately $776 per ADMT in the same period of 2024. Prices quoted for China are net of discounts, allowances and rebates whereas quoted prices for Europe and North America are before applicable discounts, allowances and rebates.

In the nine months ended September 30, 2025, the third-party industry quoted average list price for NBHK pulp in North America decreased from the same period of 2024 as a result of downward price pressure from other markets. The third-party industry quoted average net price for NBHK pulp in China decreased from the same period of 2024 due to weaker demand driven by the current economic climate and global trade policy uncertainty and the market absorbing increased hardwood capacity, which came online in 2024. The third-party industry quoted average list price for NBHK pulp in North America was approximately $1,261 per ADMT in the nine months ended September 30, 2025 compared to approximately $1,376 per ADMT in the same period of 2024. The third-party industry quoted average net price for NBHK pulp in China was approximately $538 per ADMT in the nine months ended September 30, 2025 compared to approximately $677 per ADMT in the same period of 2024.

Our average NBSK pulp sales realizations in the nine months ended September 30, 2025 modestly decreased to $756 per ADMT from $781 per ADMT in the same period of 2024 as lower prices in China were partially offset by higher prices in North America. In the nine months ended September 30, 2025, average NBHK pulp sales realizations decreased by approximately 14% to $559 per ADMT from $650 per ADMT in the same period of 2024 driven by lower prices in North America and China.

In the nine months ended September 30, 2025, we had a negative foreign exchange impact of approximately $15.0 million on Segment Operating EBITDA compared to the same period of 2024. This negative impact was primarily due to foreign exchange losses on the revaluation of dollar denominated accounts receivables held at our operations as the dollar weakened relative to the euro and Canadian dollar at the end of September 2025.

In the nine months ended September 30, 2025, we recorded inventory impairment charges of $29.9 million which were primarily non-cash and a result of low pulp prices.

Costs and expenses in the nine months ended September 30, 2025 modestly decreased to $1,108.3 million from $1,129.1 million in the same period of 2024 driven by lower pulp sales volumes. This decrease was partially offset by higher per unit fiber costs, the inventory impairment and the negative foreign exchange impact from a weaker dollar. In the nine months ended September 30, 2024, costs and expenses included a non-cash loss of $23.6 million recognized in connection with the dissolution of the CPP joint venture.

Overall average per unit fiber costs increased by approximately 8% in the nine months ended September 30, 2025 compared to the same period of 2024 primarily as a result of reduced supply in Germany and Canada.

Transportation costs for our pulp segment in the nine months ended September 30, 2025 decreased by approximately 10% to $102.2 million from $113.9 million in the same period of 2024 driven by lower pulp sales volumes.

In the nine months ended September 30, 2025, Segment Operating EBITDA for the pulp segment decreased to $26.9 million from $154.8 million in the same period of 2024. This primarily resulted from lower pulp sales realizations, higher per unit fiber costs, the inventory impairment and the negative foreign exchange impact from a weaker dollar.

FORM 10-Q

QUARTERLY REPORT - PAGE 36

Solid Wood Segment – Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

Selected Financial Information

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Lumber revenues	$192,689	$158,885
Energy revenues	$14,002	$11,732
Manufactured products revenues(1)	$43,413	$87,892
Pallet revenues	$76,413	$81,286
Biofuels revenues(2)	$24,502	$28,671
Wood residuals revenues	$6,203	$5,888
Segment Operating EBITDA(3)	$(14,421)	$296

(1)
Manufactured products primarily include CLT and glulam.
(2)
Biofuels include pellets and briquettes.
(3)
Segment Operating EBITDA is a measure of segment profit or loss presented in our financial statements under GAAP. Refer to the segment information note in our consolidated financial statements for more information.

Solid wood segment revenues in the nine months ended September 30, 2025 decreased by approximately 5% to $357.2 million from $374.4 million in the same period of 2024 as higher lumber revenues were more than offset by lower revenues from manufactured products.

Lumber revenues in the nine months ended September 30, 2025 increased by approximately 21% to $192.7 million from $158.9 million in the same period of 2024 primarily due to higher sales realizations and volumes.

Energy, biofuels and wood residuals revenues in the nine months ended September 30, 2025 modestly decreased to $44.7 million from $46.3 million in the same period of 2024 primarily as a result of lower biofuels sales volumes partially offset by higher energy sales volumes.

In the nine months ended September 30, 2025, manufactured products revenues decreased by approximately 51% to $43.4 million from $87.9 million in the same period of 2024 due to lower sales realizations and volumes as the ongoing elevated interest rate environment in the U.S. negatively impacted demand.

Pallet revenues in the nine months ended September 30, 2025 decreased by approximately 6% to $76.4 million from $81.3 million in the same period of 2024 primarily as a result of lower sales volumes, as weak economic conditions in Europe continue to negatively impact demand. This decrease was partially offset by modestly higher sales realizations.

Lumber production in the nine months ended September 30, 2025 was relatively flat at 363.6 MMfbm compared to 360.9 MMfbm in the same period of 2024.

Lumber sales volumes in the nine months ended September 30, 2025 increased by approximately 4% to 361.8 MMfbm from 346.8 MMfbm in the same period of 2024 due to the timing of sales.

Average lumber sales realizations in the nine months ended September 30, 2025 increased by approximately 16% to $533 per Mfbm from $458 per Mfbm in the same period of 2024 as a result of lower supply and improved demand in both the U.S. and European markets. The U.S. market accounted for approximately 47% of our lumber revenues and approximately 41% of our lumber sales volumes in the nine months ended September 30, 2025. The balance of our lumber sales were mainly to Europe.

Manufactured products sales realizations decreased to $1,843 per m3 in the nine months ended September 30, 2025 from $3,260 per m3 in the same period of 2024 as the ongoing elevated interest rate environment in the U.S. negatively impacted demand.

FORM 10-Q

QUARTERLY REPORT - PAGE 37

Fiber costs were approximately 75% of our lumber cash production costs in the nine months ended September 30, 2025. In the nine months ended September 30, 2025, per unit fiber costs for lumber production increased by approximately 24% compared to the same period of 2024 due to reduced supply and strong demand.

Transportation costs for our solid wood segment in the nine months ended September 30, 2025 were relatively flat at $39.8 million compared to $40.5 million in the same period of 2024.

In the nine months ended September 30, 2025, Segment Operating EBITDA for the solid wood segment decreased to negative $14.4 million from positive $0.3 million in the same period of 2024. This primarily resulted from higher per unit fiber costs and lower manufactured products sales realizations and volumes partially offset by higher lumber sales realizations.

Liquidity and Capital Resources

Summary of Cash Flows

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Net cash from (used in) operating activities	$(37,569)	$19,046
Net cash used in investing activities	(70,246)	(60,541)
Net cash from (used in) financing activities	26,932	(33,731)
Effect of exchange rate changes on cash and cash equivalents	(5,940)	229
Net decrease in cash and cash equivalents	$(86,823)	$(74,997)

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

Cash Flows from (used in) Operating Activities. In the nine months ended September 30, 2025, cash used in operating activities was $37.6 million compared to cash provided from operating activities of $19.0 million in the same period of 2024. A decrease in accounts receivable provided cash of $25.0 million in the nine months ended September 30, 2025 and an increase in accounts receivable used cash of $40.9 million in the same period of 2024. Adjusting for inventory impairments of $31.4 million, an increase in inventories used cash of $4.0 million in the nine months ended September 30, 2025 and adjusting for inventory impairments of $4.0 million, a decrease in inventories provided cash of $25.2 million in the same period of 2024. An increase in accounts payable and accrued expenses provided cash of $13.2 million in the nine months ended September 30, 2025 and a decrease in accounts payable and accrued expenses used cash of $25.4 million in the same period of 2024. An increase in prepaid expenses and other used cash of $34.1 million in the nine months ended September 30, 2025, primarily related to prepaid interest payments on our senior notes due 2028, and $8.5 million in the same period of 2024.

Cash Flows from (used in) Investing Activities. In the nine months ended September 30, 2025, investing activities used cash of $70.2 million. In the nine months ended September 30, 2025, we incurred $74.4 million of capital expenditures primarily related to completion of the wood room project at our Celgar mill, log yard upgrades at our Torgau facility and Friesau mill, lime kiln improvement at our Stendal mill, sorting line upgrades and other strategic projects at our mass timber facilities, and maintenance projects across our operating segments. In the nine months ended September 30, 2025, we received $5.0 million in government grants for capital projects at our Celgar mill and mass timber facilities.

FORM 10-Q

QUARTERLY REPORT - PAGE 38

In the nine months ended September 30, 2024, investing activities used cash of $60.5 million. In the nine months ended September 30, 2024, we incurred $63.6 million of capital expenditures primarily related to log yard upgrades and other strategic projects at our Torgau facility, equipment enhancements at our Peace River mill, optimization projects at our mass timber facilities and maintenance projects across all mills and facilities. In the nine months ended September 30, 2024, we received proceeds from the sale of property, plant and equipment of $5.2 million primarily related to the sale of land from our sandalwood business.

Cash Flows from (used in) Financing Activities. In the nine months ended September 30, 2025, financing activities provided cash of $26.9 million. In the nine months ended September 30, 2025, we borrowed approximately $46.6 million under our revolving credit facilities and we paid dividends of $10.0 million.

In the nine months ended September 30, 2024, financing activities used cash of $33.7 million. In the nine months ended September 30, 2024, we repaid approximately $15.5 million under our revolving credit facilities and we paid dividends of $10.0 million.

Balance Sheet Data

The following table is a summary of selected financial information as of the dates indicated:

	September 30, 2025	December 31, 2024
	(in thousands)
Cash and cash equivalents	$98,102	$184,925
Working capital	$579,668	$653,466
Total assets	$2,290,563	$2,262,932
Long-term liabilities	$1,642,880	$1,576,619
Total shareholders’ equity	$359,532	$429,775

Sources and Uses of Funds

Our principal sources of funds are cash flows from operations and cash and cash equivalents on hand. Our principal uses of funds consist of operating expenditures, capital expenditures and interest payments on our senior notes.

The following table sets out our total capital expenditures and interest expense for the periods indicated:

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Capital expenditures	$74,430	$63,608
Cash paid for interest expense(1)	$79,200	$84,912
Interest expense(2)	$85,072	$80,831

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

As of September 30, 2025, we had cash and cash equivalents of $98.1 million, approximately $278.0 million available under our revolving credit facilities and aggregate liquidity of about $376.1 million.

We have reduced our planned capital expenditures for fiscal 2025 and currently expect them to be between $90.0 million to $100.0 million.

FORM 10-Q

QUARTERLY REPORT - PAGE 39

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

Based upon the current level of operations and our current expectations for future periods in light of the current economic environment, and in particular, current and expected pulp and lumber pricing and foreign exchange rates, we believe that cash flow from operations and available cash, together with available borrowings under our revolving credit facilities, will be adequate to finance the capital requirements for our business for the next 12 months.

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

As of September 30, 2025, we were in full compliance with all of the covenants of our indebtedness.

Contractual Obligations and Commitments

There were no material changes outside the ordinary course to any of our material contractual obligations during the nine months ended September 30, 2025.

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

As a result of a weaker dollar versus the euro and Canadian dollar as of September 30, 2025, during the nine months ended September 30, 2025, we recorded a non-cash increase of $126.4 million in the carrying value of our net assets denominated in euros and Canadian dollars, consisting primarily of our property, plant and equipment. This non-cash increase does not affect our net loss, Operating EBITDA or cash but is reflected in our other comprehensive income (loss) and as an increase to our total equity. As a result, our accumulated other comprehensive loss decreased to $105.2 million.

Based upon the exchange rate as of September 30, 2025, the dollar was approximately 3% weaker against the Canadian dollar and 13% weaker against the euro since December 31, 2024. See “Quantitative and Qualitative Disclosures about Market Risk”.

Credit Ratings of Senior Notes

We and our senior notes are rated by Standard & Poor's Rating Services, referred to as “S&P”, Moody’s Investors Service, Inc., referred to as “Moody’s” and Fitch Ratings, referred to as “Fitch”.

FORM 10-Q

QUARTERLY REPORT - PAGE 40

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

In October 2025, S&P downgraded its rating on our senior notes from B to B- but maintained a stable outlook, while Fitch kept its B+ rating on our senior notes but revised its outlook from stable to negative.

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

FORM 10-Q

QUARTERLY REPORT - PAGE 41

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

FORM 10-Q

QUARTERLY REPORT - PAGE 42

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

QUARTERLY REPORT - PAGE 43

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

QUARTERLY REPORT - PAGE 46

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

101

The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2025 of Mercer International Inc., formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Interim Consolidated Statements of Operations; (ii) Interim Consolidated Statements of Comprehensive Income (Loss); (iii) Interim Consolidated Balance Sheets; (iv) Interim Consolidated Statements of Changes in Shareholders’ Equity; (v) Interim Consolidated Statements of Cash Flows; and (vi) Notes to the Interim Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 has been formatted in iXBRL.

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

Date: November 6, 2025

FORM 10-Q

QUARTERLY REPORT - PAGE 49