Form 10-K
period 2025-12-31
MERCER INTERNATIONAL INC.
filed 2026-02-12
CIK 1333274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

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

The aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2025, the last business day of the Registrant’s most recently completed second fiscal quarter, based on the closing price of the voting stock on the NASDAQ Global Select Market on such date, was approximately $231.7 million.

As of February 10, 2026, the Registrant had 66,982,506 shares of common stock, $1.00 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with its annual meeting of shareholders to be held in 2026 are incorporated by reference into Part III hereof.

(i)

(ii)

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include words such as “believes”, “expects”, “anticipates”, “estimates”, “intends”, “plans”, “seeks” or words of similar meaning, or future or conditional verbs, such as “will”, “should”, “could”, “may”, “aims”, “intends” or “projects”. A forward-looking statement is neither a prediction nor a guarantee of future events or circumstances, and those future events or circumstances may not occur. You should not place undue reliance on forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. These forward-looking statements are all based on currently available operating, financial and competitive information and the current expectations, estimates, forecasts about our business, including product pricing and fiber supply results of operations, the industry in which we operate, economic and market outlooks and the beliefs and assumptions of our management. These forward-looking statements are subject to various risks and uncertainties, many of which are beyond our control. Our actual future results and trends may differ materially depending on a variety of factors, including, but not limited to, the risks and uncertainties discussed under Item 1. “Business”, Item 1A. “Risk Factors” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Given these risks and uncertainties, you should not rely on forward-looking statements as a prediction of actual results. Any or all of the forward-looking statements contained in this Annual Report on Form 10-K and any other public statement made by us, including by our management, may turn out to be incorrect. We are including this cautionary note to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for forward-looking statements. We expressly disclaim any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

	Year Ended December 31,
	2025	2024	2023	2022	2021
	($/€)
End of period	1.1736	1.0351	1.1062	1.0698	1.1318
High for period	1.0209	1.0351	1.0453	0.9616	1.1196
Low for period	1.1848	1.1184	1.1237	1.1487	1.2295
Average for period	1.1306	1.0820	1.0817	1.0534	1.1830
	($/C$)
End of period	0.7293	0.6944	0.7575	0.7390	0.7827
High for period	0.6849	0.6929	0.7205	0.7208	0.7727
Low for period	0.7377	0.7513	0.7618	0.8031	0.8312
Average for period	0.7159	0.7302	0.7412	0.7691	0.7981

On February 9, 2026, the most recent weekly publication of the daily Noon Buying Rate before the filing of this Annual Report on Form 10-K reported that the Noon Buying Rate as of February 6, 2026 for the conversion of dollars to euros and Canadian dollars was $1.1812 per euro and $0.7329 per Canadian dollar.

(2)

PART I

ITEM 1. BUSINESS

In this document, please note the following:

•
references to “we”, “our”, “us”, the “Company” or “Mercer” mean Mercer International Inc. and its subsidiaries, unless the context clearly suggests otherwise, and references to “Mercer Inc.” mean Mercer International Inc. excluding its subsidiaries;
•
references to “$” or “dollars” are to U.S. dollars, which is our reporting currency, unless otherwise stated; “€” are to euros; and “C$” are to Canadian dollars;
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

We have consolidated annual production capacity of approximately 2.1 million ADMTs of kraft pulp, 1,023 MMfbm of lumber, 210,000 m3 of CLT, 45,000 m3 of glulam, 17 million pallets, 230,000 tonnes of biofuels (wood pellets and briquettes) and 398 MW of electrical generation.

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

We are the sole NBSK producer, and the only significant market pulp producer in Germany, which is the largest pulp import market in Europe. Our operations are positioned to supply China and other Asian markets through our Canadian mills’ ready access to the Port of Vancouver and through our German mills’ existing logistics arrangements.

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

The following table sets out our pulp production, sales and revenues for the periods indicated:

	Year Ended December 31,
	2025	2024(1)	2023
Pulp production ('000 ADMTs)	1,834.7	1,843.1	1,965.6
Pulp sales ('000 ADMTs)	1,829.9	1,899.8	1,951.2
Pulp revenues (in thousands)	$1,304,823	$1,460,460	$1,402,620

(1)
In March 2024, we disposed of our 50% joint venture interest in the Cariboo Pulp & Paper Company (“CPP”).

(4)

Our Rosenthal mill is equipped with an operational state-of-the-art pilot lignin facility capable of producing approximately 300 tonnes of lignin per year. We believe that, over the long-term, lignin represents an important strategic opportunity as a sustainable, bio-based material with the potential to displace conventional hydrocarbon products.

As previously announced, in 2025, our Peace River mill commenced operation of a carbon capture demonstration unit. The project is in its initial stages and is jointly developed with Svante Technologies Inc., referred to as “Svante”, a carbon capture and removal solutions provider. See “– Innovation”.

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

The following table sets out the amount of surplus energy we produced and sold and revenues from the sale of such surplus energy and chemicals in our pulp segment for the periods indicated:

	Year Ended December 31,
	2025		2024		2023
	(MWh)	($)	(MWh)	($)	(MWh)	($)
		(in thousands)		(in thousands)		(in thousands)
Surplus electricity(1)	718,948	69,561	797,218	72,705	832,587	89,134
Chemicals		12,296		15,391		24,376
Total		81,857		88,096		113,510

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

Since 2021, we have invested approximately $396.6 million to expand our solid wood activities and product mix, to acquire the Spokane facility in 2021, the Torgau facility in 2022 and the Conway facility and three mass timber production facilities in British Columbia, Canada in June 2023. We combined the British Columbia facilities into one facility, referred to as the “Okanagan facility” after completing the acquisition.

In addition, since 2021 we have invested approximately $159.4 million in capital expenditures in our solid wood segment to increase production, lower costs and enhance efficiency.

Our solid wood segment has an aggregate capacity of approximately 1,023 MMfbm of lumber, 210,000 m3 of CLT, 45,000 m3 of glulam, 17 million pallets, 230,000 tonnes of biofuels and 28 MW of electrical generation.

The following is a description of the mills and facilities comprising our solid wood segment:

•
Friesau mill – Our Friesau mill is ISO 50001 and 38200 certified and has an annual production capacity of approximately 550 MMfbm of lumber and 13 MW of electrical generation. The mill is located in Friesau, Germany, approximately 185 miles south of

(5)

Berlin and 10 miles west of our Rosenthal mill and is one of the Rosenthal mill’s largest fiber suppliers. The mill has a diverse product line ranging from custom rough green and dry lumber for the European market to kiln-dried, dimension lumber for the United States, Japan, United Kingdom and other export markets.
•
Torgau facility – Our Torgau facility is ISO 50001 certified and is an integrated sawmill and value-add pallet production facility, with an annual production capacity of approximately 473 MMfbm of lumber, 17 million pallets and 15 MW of electrical generation. The Torgau facility can also produce up to 230,000 tonnes of biofuels, consisting of wood pellets and briquettes, used to generate electricity and thermal energy. The Torgau facility is currently one of the world’s largest producers of Euro-pallets, the standard European shipping pallet. The Torgau facility is located in Torgau, Germany, approximately 70 miles south of Berlin.
•
Spokane facility – The Spokane facility is a modern, state-of-the-art manufacturing facility that was built in 2019 and has an annual production capacity of 140,000 m3 of CLT. The Spokane facility includes 253,000 square feet of manufacturing space. We believe that the facility is one of the largest CLT facilities in North America, currently representing approximately 20% of North American CLT capacity. CLT is a wood panel product, made from adhering layers of sawn lumber and is used as a more sustainable alternative to steel and concrete in building projects.
•
Conway facility – The Conway facility is a modern, state-of-the-art manufacturing facility that was built in 2021 and has an annual combined capacity of approximately 75,000 m3 of CLT and glulam. The Conway facility includes over 280,000 square feet of manufacturing space, and is strategically located in the Southern United States in proximity to growing construction markets with access to a large high-quality regional wood basket.
•
Okanagan facility – The Okanagan facility has an annual capacity of approximately 40,000 m3 of glulam and CLT. As glulam is commonly incorporated into mass timber construction projects, these assets complement our other mass timber facilities and enhance our ability to service the growing customer base for our mass timber business.

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

The following table sets out our lumber, manufactured products, pallet and biofuels production, sales and revenues for the periods indicated:

	Year Ended December 31,
	2025	2024	2023
Lumber production (MMfbm)	472.2	475.6	462.3
Lumber sales (MMfbm)	464.8	470.4	500.5
Lumber revenues (in thousands)	$247,572	$217,471	$217,939
Manufactured products production(1) (‘000 m3)	30.5	34.0	25.1
Manufactured products sales(1) (‘000 m3)	27.3	30.7	33.4
Manufactured products revenues(1) (in thousands)	$57,470	$100,565	$58,895
Pallet production (‘000 units)	8,331.1	10,243.5	10,707.2
Pallet sales (‘000 units)	8,542.2	10,089.2	11,041.2
Pallet revenues (in thousands)	$100,124	$104,386	$121,424
Biofuels production(2) (‘000 tonnes)	141.3	160.4	167.2
Biofuels sales(2) (‘000 tonnes)	135.5	184.4	144.8
Biofuels revenues(2) (in thousands)	$34,454	$40,082	$40,680

(1)
Primarily includes CLT and glulam.
(2)
Includes pellets and briquettes.

(6)

The Friesau mill and Torgau facility generate electricity for minimal incremental costs, all of which is sold, providing a stable revenue source unrelated to lumber prices. Both the Friesau mill and Torgau facility can sell surplus electricity at market prices or pursuant to special regulated rates under Germany's Renewable Energy Sources Act, referred to as the “Renewable Energy Act”. In 2025, the Friesau mill and Torgau facility primarily sold energy at their special regulated rates, which were generally higher than market prices.

The following table sets out the amount of surplus energy we produced and sold and revenues from the sale of surplus energy by our Friesau mill and Torgau facility for the periods indicated:

	Year Ended December 31,
	2025		2024		2023
	(MWh)	($)	(MWh)	($)	(MWh)	($)
		(in thousands)		(in thousands)		(in thousands)
Surplus electricity	136,967	18,992	126,280	16,512	160,161	21,451

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

In 2017, we entered into the solid wood business when we acquired the Friesau mill through our wholly owned subsidiary, Mercer Timber Products GmbH. In 2021, we acquired the Spokane facility for approximately $51.3 million. In September 2022, we acquired all of the outstanding shares of the parent company of Mercer Torgau GmbH & Co. KG, the owner of the Torgau facility, for approximately $263.2 million, inclusive of working capital. In June 2023, we acquired the Conway facility and Okanagan facility from the Structurlam group of companies for approximately $82.1 million.

Corporate Strategy

We strive to operate modern world class facilities with a high standard of environmental, social and governance performance. Our long-term strategy includes seeking organic growth through targeted capital expenditures focused on enhancing our existing assets, including diversifying our product offering and revenue sources, and acquiring complementary or additional assets, while maintaining the integrity of our balance sheet and liquidity.

(7)

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

We seek to have a balance sheet that allows us to advance our objectives through the full economic cycle, while at the same time, gives us the flexibility to take advantage of strategic growth opportunities as they arise. We maintain a foundation of long-term, unsecured, senior notes with expiry dates in 2028 and 2029. In addition to cash on hand, we have a series of revolving credit facilities intended to provide liquidity and flexibility in times of opportunity or economic slowdown.

In furtherance of this strategy, since 2021 we have completed a series of acquisitions that expanded and diversified our product mix in the solid wood segment, including the acquisition of the Spokane facility in 2021, the Torgau facility in 2022 and the Conway facility and the Okanagan facility in 2023. In particular, the acquisition of the Conway facility, along with its glulam production capabilities, positions us to capitalize on the growing market share of CLT and glulam in North American construction as customers seek more carbon-efficient building alternatives.

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

Most paper users of market kraft pulp use a mix of softwood and hardwood grades to optimize production and product qualities. In 2025, market kraft pulp consumption was approximately 62% hardwood bleached kraft and 34% softwood bleached kraft, with the remainder comprised of unbleached pulp. Over the last several years, production of hardwood pulp, based on fast growing plantation fiber primarily from Asia and South America, has increased much more rapidly than that of softwood grades, because of longer growth cycles. Hardwood kraft generally has a cost advantage over softwood kraft as a result of lower fiber costs, higher wood yields and, for newer hardwood mills, economies of scale. As a result of this growth in supply and lower costs, kraft pulp customers have substituted some of the pulp content in their products to hardwood pulp.

(8)

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

Markets

We believe that approximately 150 million ADMTs of chemical pulp are converted annually into tissues, printing and writing papers, carton boards and other specialty grades of paper and paperboard around the world. We also believe that approximately 44% of this pulp is sold on the open market as market pulp, while the remainder is produced for internal purposes by integrated paper and paperboard manufacturers.

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

Between 2016 and 2025, overall worldwide demand for chemical market pulp grew at an average rate of approximately 2% annually, with worldwide demand for bleached softwood kraft market pulp generally flat over the same time period.

NBSK pulp demand is significantly impacted by global macroeconomic trends. Certain of such trends have had a positive effect on pulp demand while others have had a negative impact.

Pulp demand continues to be driven by long-term growth in emerging markets, particularly China, alongside increasing consumption of tissue and hygiene products and the global expansion of online retail packaging. In China alone, tissue production capacity has increased by approximately 9.6 million ADMTs over the last five years. In China, imports of chemical softwood market pulp grew overall by approximately 4% per annum for the period from 2016 to 2025 and it is a key driver of pulp demand and consumption. We believe that emerging markets now account for approximately 61% of total global demand for bleached softwood kraft market pulp and China itself now accounts for approximately 35% of such global demand.

Two macroeconomic trends that have negatively impacted pulp demand are:

•
the decline in graphic and printing and writing paper demand, resulting from the rapid growth in digital media; and
•
paper demand in the historically mature markets of North America, Europe and Japan has been declining or stagnating, which has resulted in Western Europe currently accounting for approximately 19% of global bleached softwood kraft market pulp demand compared to approximately 25% in 2016.

(9)

The trends and changes in NBSK pulp demand by end use are reflected in the following chart which compares worldwide NBSK pulp demand by end use for the periods indicated:

NBSK Pulp Demand by End Use

Oversupply of our products can result from producers introducing new capacity in response to favorable pricing trends. In 2025, there was a net decrease in pulp capacity of approximately 0.8 million ADMTs, primarily of hardwood kraft pulp. Currently, we are aware of approximately 2.6 million ADMTs of announced net capacity increases of hardwood kraft pulp scheduled to come online in 2026.

NBSK Pulp Pricing

Kraft pulp is a globally traded commodity and prices are highly cyclical. Kraft pulp prices are generally quoted in dollars. Pricing is primarily influenced by the balance between supply and demand, as affected by global macroeconomic conditions including the impact of trade policies, changes in consumption and capacity, the level of customer and producer inventories and fluctuations in exchange rates.

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

Although China is now the largest market globally for pulp, Europe has also historically been a significant market and the European market NBSK list price is at times used by the industry as a benchmark reference price. The third-party industry quoted average European list prices for NBSK pulp since 2016 have fluctuated between a low of approximately $790 per ADMT in 2016 and a high of $1,635 per ADMT in 2024.

Our pulp sales realizations in Europe and North America are based on third-party industry quoted list prices, net of customer discounts, rebates and other selling concessions. Our sales to China and Asia are generally based closer to third-party industry quoted prices, which are quoted on a net basis, inclusive of discounts,

(10)

allowances, rebates and other selling concessions. As a result, our net sales realizations in China are generally similar to other markets. The following table sets out the average third-party industry quoted list prices (before discounts, rebates and other selling concessions) for NBSK pulp in Europe and North America and the average net price for NBSK pulp in China for the periods indicated:

	For the Year Ended December 31,
	2025	2024
	($/ADMT)
Europe (List Price)	1,525	1,519
North America (List Price)	1,710	1,646
China (Net Price)	722	774

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

(11)

skilled construction trades and construction finishing products, transportation costs, exchange rates, government tariffs and the competitiveness of substitute products. Demand can vary from region to region within a country and seasonal factors that determine optimal building conditions can also affect demand.

The process for manufacturing lumber results in a significant percentage of each sawlog ending up as by-products or residuals such as wood chips, trim blocks, sawdust shavings and bark. Due to the close proximity of the German pulp mills to the Friesau mill and Torgau facility, we are able to achieve fiber utilization and fiber logistics synergies. By-products at the Friesau mill are typically used as fuel for its cogeneration power plant or sold to a wide variety of customers. In addition, we utilize a significant portion of the chips from the Friesau mill at our Rosenthal mill. At the Torgau facility, residuals are used by our pulp mills or converted into heating pellets and briquettes. Bark is used separately to fuel the Torgau facility’s four cogeneration plants.

The main markets for our lumber products are in the United States, Europe and Asia. Our Friesau mill and Torgau facility lumber sales are to a diverse customer base. Customers include national and regional distributors, large construction firms, secondary manufacturers, retail yards and home centers.

Our Torgau facility also sells pallets and biofuels to a diverse customer base that is primarily located within a 185 mile range of the facility. The facility is one of the world’s largest producers of Euro-pallets, the standard European shipping pallet.

The Spokane facility, Conway facility and Okanagan facility produce CLT, a wood panel product, made from adhering layers of sawn lumber that is used as a more sustainable alternative to steel and concrete in building projects. We believe the facilities currently represent approximately 30% of North American CLT capacity. The facilities’ customers are mainly building contractors or property owners. The Conway facility and Okanagan facility are also able to produce glulam, a stress-rated, engineered wood product comprised of wood laminations that are bonded together. It is commonly used for support structures such as columns, beams, floor-joints and trusses, offering a high degree of customization and pre-fabrication. The Spokane facility, Conway facility and Okanagan facility also produce finger joint lumber, a product which joins short pieces of wood together to form pieces of greater length.

Competition

The markets for our lumber products are highly competitive with many producers competing globally. Producers range from small independent mills to very large global producers, including integrated forest products companies. In recent years, there has been significant consolidation in the solid wood industry that has resulted in the creation of even larger global competitors. Producers compete generally on price, quality and service. With respect to lumber and certain solid wood products, these are commodities with few distinguishing features and producers primarily compete based on delivered price. Factors influencing our competitive position include, among others, the availability, quality and cost of raw materials, including fiber, energy and labor, the efficiency and productivity of our facilities and our ability to utilize or sell by-products from the lumber manufacturing process. The Friesau mill and Torgau facility lumber sales also compete in international markets subject to currency fluctuations and global trade policies and business conditions. Our key competitors in the segment currently include West Fraser, Canfor, Interfor, Domtar, Weyerhaeuser, Binderholz, Stora Enso and Ilim.

The Torgau facility’s pallets compete with other European pallet producers. The German pallet market is dominated by wood pallet producers. Since most pallets are standardized, there is limited room for product differentiation, implying that logistical organization, production capacity, and the ability to meet just-in-time demand form regional competitive advantages.

Our mass timber facilities compete with other producers of CLT, glulam and alternative building materials such as concrete and steel. These building alternatives can be competitive on a cost basis, and have the added benefit of being in wide use for a number of years in North America, as opposed to CLT and glulam which are relatively newer market entrants. These alternatives, however, lack the environmental attributes of CLT and glulam, in addition to their aesthetic appearance.

(12)

Generation and Sales of Green Energy and Chemicals

General

Our pulp mills are large-scale bio-refineries that, in addition to pulp, also produce surplus “carbon neutral” or green energy. As part of the pulp production process, our mills generate green energy using carbon neutral biofuels such as black liquor and wood waste in a cogeneration process. Through the incineration of biofuels in the recovery and power boilers, our mills produce sufficient steam to cover all of our steam requirements and allow us to produce surplus electricity, which we sell to third-party utilities or into the regional electricity market. Our Friesau mill and Torgau facility also generate and sell green energy produced from their biomass cogeneration power plants. As a result, we have benefited from green energy legislation, incentives and commercialization that have developed over the last decades in Europe and Canada along with strong electricity prices. In addition, in recent years we have applied considerable resources to increasing our capacity to produce and sell chemicals, primarily tall oil for use in numerous applications including biofuels.

Our surplus energy and chemical sales provide us with a stable revenue source unrelated to pulp or lumber prices. Since our energy and chemical production are by-products of our production processes, there are minimal incremental costs resulting in our surplus energy and chemical sales being highly profitable. We believe that this revenue source gives our operations a competitive advantage over other older mills or facilities which do not have the equipment or capacity to produce and/or sell surplus power and/or chemicals in a meaningful amount.

The following chart sets out our electricity generation and surplus electricity sales for the periods indicated:

Electricity Generation and Exports(1)

(1)
Does not include our 50% joint venture interest in CPP, which was accounted for using the equity method. In March 2024, we disposed of this interest.
(2)
Includes results of the Torgau facility since September 30, 2022.

(13)

The following chart sets out our consolidated revenues from electricity and chemical sales for the periods indicated:

Energy and Chemical Revenue(1)

Chemical
Energy
Revenue ($ millions)
$220.0
$200.0
$180.0
$160.0
$140.0
$120.0
$100.0
$80.0
$60.0
$40.0
$20.0
-
$108.5
$113.4
$140.6
$211.8
$111.9
2025
2024
2023
2022 (2)
2021

(1)
Does not include our 50% joint venture interest in CPP, which was accounted for using the equity method. In March 2024, we disposed of this interest.
(2)
Includes results of the Torgau facility since September 30, 2022.

Germany

Our Friesau mill and Torgau facility have the option to sell their surplus electricity at special regulated rates under the Renewable Energy Act. The special regulated rates expire in 2029 for our Friesau mill and between 2029 and 2034 for the four cogeneration power plants at our Torgau facility.

In 2025, our German pulp mills sold energy at market prices while our Friesau mill and Torgau facility primarily sold energy at their special regulated rates which were generally higher than market prices.

In 2025, energy sales at our German mills were approximately $80.5 million or 724,623 MWh.

In connection with our focus on the growing bio-energy market, we sell tall oil, a by-product of our pulp production process, which is used as both a chemical additive and as a green energy source. In 2025, we generated approximately $12.3 million from the sale of tall oil and other chemicals from our pulp segment.

Canada

Our Celgar mill is party to an electricity sales agreement with the provincial energy utility for a ten-year term that expires in October 2030. Pursuant to the agreement, the mill agreed to supply a maximum of approximately 127,000 MWh of surplus electrical energy annually to the utility.

Our Peace River mill sells its surplus electricity into the Alberta market at market prices.

In 2025, energy sales at our Canadian mills were approximately $8.0 million or 131,292 MWh.

(14)

Production Costs

Our major costs of production are fiber, labor, chemicals and energy.

Fiber

General

Fiber, comprised of wood chips and pulp logs, is our most significant operating expense for our pulp segment, representing about 55% of our pulp cash production costs in 2025. Further, fiber, in the form of sawlogs, represented about 75% of lumber cash production costs in 2025.

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

The Friesau mill and Torgau facility consume sawlogs and waste wood. The Spokane facility, Conway facility and Okanagan facility consume lumber. Sawlogs, waste wood and lumber are all cyclical in both price and supply.

Generally, the cost of wood chips, pulp logs and sawlogs is primarily affected by the supply and demand for lumber. Additionally, regional factors including harvesting levels, weather conditions, insect infestations and increased competition for fiber from biofuel producers can also have a material effect on the supply, demand and price for these raw materials.

While fiber costs and supply are subject to cyclical changes, we generally expect that we will be able to continue to obtain an adequate supply of fiber on reasonably satisfactory terms for our mills due to their locations and our long-term relationships with suppliers.

During the past few years, certain customers have endeavored to purchase products, including pulp, lumber, pallets and mass timber products, that are produced using fiber that meets certain recognized wood certification requirements from forest certification agencies like the Forest Stewardship Council (FSC), the Programme for the Endorsement of Forest Certification (PEFC), the Sustainable Forestry Initiative (SFI) and the Canadian Standards Association (CSA). If the fiber we purchase does not meet certain wood certifications required by customers, it may make it more difficult to, or prevent us from, selling our products to such customers. The chain of custody wood certification process is a voluntary process which allows a company to demonstrate that they use forest resources in accordance with strict principles and standards in the areas of sustainable forest management practices and environmental management. In an effort to procure wood only from sustainably managed sources, we employ an FSC Chain of Custody protocol and PEFC certification, which requires tracking of fiber origins and preparing risk-based assessments regarding the region and operator. In the areas where we operate, we are actively engaged in the further development of certification processes. However, there is competition among private certification systems along with efforts by supporters to further these systems by having customers of forest products require products to be certified to their preferred system. Such wood certification standards continue to evolve and are not consistent from jurisdiction to jurisdiction or in how they are interpreted and applied. We currently do not expect certification requirements to have a material adverse impact on our fiber procurement and sales. However, if sufficient marketplace demand requires fiber to be sourced from standards that are inconsistent with those in our supply base, it could increase the operating costs for our products and/or reduce the available sources of fiber.

(15)

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

The core wood supply region for the Stendal mill includes most of Northeastern and Western Germany, primarily within an approximate 400 kilometer radius of the mill. We also purchase wood chips from Southwestern and Southern Germany as well as the Baltic Sea region. The fiber consumed by the Stendal mill consisted of approximately 49% spruce, 49% pine and 2% other species in 2025. The Stendal mill has sufficient chipping capacity to almost fully operate solely using pulp logs, if required. We source pulp logs from private and municipal forest owners and from state forest agencies. Our Stendal mill has historically also imported fiber from Poland and the Baltic Sea region.

Our Rosenthal mill sources wood chips from approximately 29 sawmills located primarily in the German states of Bavaria, Baden-Württemberg and Thuringia and primarily within a 300 kilometer radius of the Rosenthal mill. Within this radius, the Rosenthal mill is the largest consumer of wood chips. Given its location and size, the Rosenthal mill is often the best economic outlet for the sale of wood chips in the area. In 2025, approximately 89% of the fiber consumed by the Rosenthal mill was spruce and the remainder was pine. Wood chips for the Rosenthal mill are normally sourced from sawmills under one-year contracts with quarterly adjustments for market pricing. Substantially all of our chip supply is sourced from suppliers with which we have long-standing relationships. Pulp logs are sourced from the state forest agencies in Thuringia, Saxony and Bavaria and from private and municipal forest owners. In addition, the Rosenthal mill buys relevant volumes via imports from Czechia.

In 2025, our German pulp mills consumed an aggregate of approximately 5.1 million m3 of fiber. Approximately 64% was in the form of pulp logs and approximately 36% was in the form of sawmill wood chips.

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

While such beetle-infested wood increased fiber supply and was available at lower prices in the short-term, such increased harvest levels present challenges in maintaining sustainability over the long-term and result in periods of reduced harvest levels.

In 2025, our per unit fiber costs in Germany increased across our pulp and solid wood segments compared to 2024, primarily due to constrained supply driven by reduced harvest levels caused by lower availability of beetle-infested wood.

(16)

North America

In 2025, our Celgar and Peace River mills consumed approximately 4.5 million m3 of fiber. Approximately 71% of such fiber was in the form of sawmill wood chips and the remaining 29% came from pulp logs processed through their wood rooms or chipped by a third party. Our Canadian mills’ wood rooms are able to process about 44% of their fiber needs. The source of fiber at the mills is characterized by a mixture of species (aspen, spruce, douglas fir, hemlock, pine and cedar) and they source fiber from a number of Canadian and U.S. suppliers.

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

In 2025, our Canadian mills had access to approximately 30 different chip suppliers, most of whom are in Canada and, in the case of the Celgar mill, are also in the United States. Chips are purchased in Canada and the United States in accordance with chip purchase agreements. Generally, pricing is reviewed and adjusted periodically to reflect market conditions. The contracts for the Celgar mill are generally for one-year terms with quarterly adjustments or on three-month terms. The chip contracts for the Peace River mill are generally for three- to five-year terms with monthly adjustments indexed to the average pulp price.

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

In 2025, our Canadian pulp mills’ per unit fiber costs increased compared to 2024. This increase was primarily driven by reduced wood chip supply as weak lumber market conditions and incremental government duties and tariffs resulted in sawmill curtailments and permanent closures.

The Spokane facility, Conway facility and Okanagan facility primarily source lumber through open market purchases or short-term contracts with regional producers in the U.S. Pacific Northwest, Western Canada and the U.S. South.

Labor

Our labor costs have increased over time due to inflation in wages and health care costs.

Energy

Our energy is primarily generated from renewable carbon neutral sources, such as black liquor and wood waste. Our mills produce all of our electrical energy requirements and generate excess energy which we sell to third-party utilities and to regional electrical markets. We utilize fossil fuels, such as natural gas, primarily

(17)

in our lime kilns and we use a limited amount for start-up and shut-down operations. Additionally, from time to time, mill process disruptions occur and we consume small quantities of purchased electricity and fossil fuels to maintain operations. As a result, all of our mills are subject to fluctuations in the prices for electricity and fossil fuels. Our per unit energy costs decreased in 2025.

Chemicals

Our pulp mills use certain chemicals which are generally available from several suppliers and sourcing is primarily based upon pricing and location. Our per unit chemical costs were relatively steady in 2025.

Sales, Marketing and Distribution

Our pulp segment sales are handled by our global sales and marketing group, which currently has approximately 20 employees. This group largely handles all European and North American sales directly. Sales to Asia are made directly or through commission agents overseen by our sales group. The global sales and marketing group handles sales to approximately 260 customers. We coordinate and integrate the sales and marketing activities of our German mills to realize on a number of synergies between them. These include reduced overall administrative and personnel costs and coordinated selling, marketing and transportation activities. We also coordinate pulp sales across our mills on a global basis, thereby providing our larger customers with seamless service across all major geographies. In marketing our pulp, we seek to establish long-term relationships by providing a competitively priced, high-quality, consistent product and excellent service. In accordance with customary practice, we maintain long-standing relationships with our customers, pursuant to which we periodically reach agreements on specific volumes and prices.

Our solid wood segment sales are handled by our sales teams in Germany and North America, which currently have approximately 41 employees. We also sell lumber through commissioned agents in certain markets.

The following table sets out our pulp segment revenues by geographic area for the periods indicated:

	Year Ended December 31,
	2025	2024
	(in thousands)
United States	$141,946	$151,053
Germany	280,460	334,361
China	547,697	574,264
Other countries	416,577	488,878
Total(1)	$1,386,680	$1,548,556

(1)
Excludes intercompany sales.

(18)

The following charts set out the geographic distribution of our pulp segment revenues as a percentage of our total pulp segment revenues for the periods indicated:

(1)
Excludes intercompany sales.

The following table sets out the distribution of our pulp sales volumes by end use for the periods indicated:

	Year Ended December 31,
	2025	2024
	(in thousands of ADMTs)
Tissue	736	821
Specialty	297	328
Printing & Writing	693	708
Other	104	43
Total	1,830	1,900

The following table sets out our solid wood segment revenues by geographic area for the periods indicated:

	Year Ended December 31,
	2025	2024
	(in thousands)
United States	$155,311	$194,880
Germany	193,693	195,867
Other countries	118,434	95,244
Total(1)	$467,438	$485,991

(1)
Excludes intercompany sales.

(19)

The following charts set out the geographic distribution of our solid wood segment revenues as a percentage of our total solid wood segment revenues for the periods indicated:

(1)
Excludes intercompany sales.

Our pulp segment and solid wood segment sales are on customary industry terms. As of December 31, 2025, we had no material payment delinquencies. In 2025 and 2024, no customer accounted for 10% or more of our revenues. We do not believe our pulp segment or solid wood segment sales are dependent upon the activities of any single customer and the loss of any single customer would not have a material adverse effect on us.

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

In 2025 and 2024, outbound transportation costs comprised approximately 9% and 10% of each year’s total

(20)

consolidated costs and expenses, respectively.

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

The following table sets out the total capital expenditures by segment (excluding any related governmental grants) for the periods indicated:

	Year Ended December 31,
	2025	2024
	(in thousands)
Pulp segment	$63,059	$46,400
Solid wood segment	25,417	37,732
Total	$88,476	$84,132

For our pulp segment, in addition to maintenance projects, capital investments in 2025 at the Stendal mill were primarily related to improvements to the lime kiln. For the Rosenthal mill, capital investments in 2025 were primarily related to upgrades to the digester evaporator and a new turbine generator. For our Canadian mills, capital investments in 2025 were primarily related to completion of the wood room at the Celgar mill. In 2024, in addition to maintenance projects, capital investments at the Stendal mill were primarily related to completing the rebuild of the wood chip conveying system that was damaged by a fire in 2022. For the Rosenthal mill, capital investments in 2024 were primarily related to the purchase of a digester evaporator. For our Canadian mills, capital investments in 2024 were primarily related to enhancements to soot blowers at the Peace River mill, and for both mills, improvements to the wood rooms.

For our solid wood segment, in addition to maintenance projects, capital investments at the Torgau facility and Friesau mill in 2025 were primarily related to log yard improvements. For our mass timber facilities, capital investments in 2025 were primarily related to sorting line upgrades and other strategic projects. In 2024, in addition to maintenance projects, capital investments at the Torgau facility were primarily related to log yard improvements and sawing and planer machine upgrades. For the Friesau mill, capital investments in 2024 were primarily related to sorter line upgrades. For our mass timber facilities, capital investments in 2024 were primarily related to production and sorter line upgrades.

Qualifying capital investments at industrial facilities in Germany that reduce pollutants in the effluent discharge can be used to offset wastewater fees that would otherwise be required to be paid. For more information about our environmental capital expenditures, see “– Environmental”.

In 2026, excluding amounts being financed through government grants, we currently expect our total capital expenditures to be approximately $60.0 million to $80.0 million, principally comprised of maintenance projects.

Innovation

We utilize our expertise with wood, its processing and by-products to expand our product mix. As a result, we seek to develop new products based on our expertise in wood processing and working with derivatives of the kraft pulping process. Currently these processes are focused on:

•
the production and sale of CLT and glulam at our Spokane facility, Conway facility and Okanagan facility;
•
the further refinement of materials contained in black liquor, the extractive chemical and lignin containing compounds that are a result of the kraft pulping process; and

(21)

•
preliminary evaluation and development of a potential carbon capture project at our Peace River mill.

We are working on some of these initiatives on our own, with others and in conjunction with industry associations or joint venture partners.

In an effort to further grow our chemical sales and bring additional value to our by-product stream, we invested in a pilot lignin plant at our Rosenthal mill. This plant allows us to research the commercial opportunities of this product. Lignin has many potential uses in the manufacture of green alternative products such as adhesives and carbon black.

As part of a previously announced joint development project with Svante, our Peace River mill commissioned a carbon capture demonstration unit in the fourth quarter of 2025. The demonstration unit is an initial and preliminary step to evaluate the technology through generated technical and operational data and to support the proposed next phase of the project, which is front-end engineering design, expected to commence in the second quarter of 2026. This project presents an opportunity to reduce the mill's carbon emissions via permanent storage and enhance long-term economic viability through carbon credit sales.

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

We devote significant management and financial resources to comply with all applicable environmental laws and regulations. In particular, the operation of our plants is subject to permits, authorizations and approvals and we must comply with prescribed emission limits. Compliance with these requirements is monitored by local authorities and non-compliance may result in administrative orders, fines or closures of the non-compliant mill. Our total capital expenditures on environmental projects at our mills were approximately $3.9 million in 2025 and 2024. In 2026, capital expenditures for environmental projects are expected to be approximately $2.7 million.

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

(22)

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

In Canada, in addition to existing provincial air quality regulations, an air quality management system, referred to as “AQMS”, outlines a comprehensive national approach for improving air quality in Canada. Under the AQMS, all levels of government are to work collaboratively to respond to different air quality challenges across the country. The AQMS includes four elements:

•
Canadian Ambient Air Quality Standards (CAAQS), meant to drive local air quality improvements. They provide the basis for provincial and territorial governments to determine the level of action needed.
•
A framework for regional and local air quality management through air zones and regional airsheds.
•
Base-level Industrial Emissions Requirements (BLIERs) for certain major industries, including for pulp and paper industries.
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

The Canadian carbon pricing system, initiated in 2019, featured two components: a regulatory charge on fossil fuels like gasoline and natural gas (the “fuel charge”) and a performance-based system for industries (the output-based pricing system or “OBPS”). Effective April 1, 2025, the federal fuel charge and corresponding provincial obligations were removed. However, the OBPS remains in effect. Under the OBPS, industrial emitters are taxed on emissions exceeding a performance standard or earn carbon credits if their emissions are below such performance standard. The federal OBPS applies to Manitoba, Prince Edward Island, Nunavut and the Yukon. All other provinces, as well as the Northwest Territories, have implemented their own distinct, federally compliant industrial pricing systems that displace the federal OBPS.

We believe that these water and air emission measures in Germany and Canada have not had, and in 2026 will not have, a significant effect on our operations. Although these measures could have a material adverse effect on our operations in the future, we expect that we will not be disproportionately affected by these measures as compared with owners of comparable operations. We also expect that these measures will not significantly disrupt our planned operations.

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

(23)

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
greater demand for sustainable energy;
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

(24)

While not all of the specific consequences to our business from climate change are predictable, one of the most significant adverse consequences is that the focus on renewable energy has created greater demand and competition for wood residuals or fiber from renewable energy producers like the pellet industry in Germany.

In Europe, the price and supply of wood residuals has been periodically affected by an increasing demand from alternative or renewable energy producers and governmental initiatives for carbon neutral energy. In recent years, demand for wood residuals and lower quality industrial logs has increased from energy and heating pellet manufacturers as a result of energy shortages caused by the war in Ukraine and governmental initiatives for carbon neutral energy.

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
•
the loss of freshwater transportation for logs and pulp due to lower water levels;
•
decreases in the quantity and quality of processed water for our mills’ operations;
•
the loss of northern forests in areas in sufficient proximity to our mills to competitively acquire fiber; and
•
regulatory reductions in allowable harvest levels decreasing the supply of harvestable timber and, as a consequence, wood residuals.

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

Changes in climate conditions have also been attributed at least in part to increasingly frequent and severe wildfires in Canada, the United States and Europe. We cannot currently predict whether such climate-affected conditions will continue, or the frequency or severity of the same in the future.

Human Capital

We believe the strength of our workforce is one of the significant contributors to our success as a global company. All our employees contribute to our success and help us drive strong financial performance. Attracting, developing and retaining global talent with the right skills to drive our business is central to our purpose, mission and long-term growth strategy.

(25)

As of December 31, 2025, we employ approximately 3,545 people, of which approximately 2,310 work at our German locations, approximately 1,070 work at our Canadian locations and approximately 145 work at our U.S. locations. Our pulp segment employs approximately 1,900 people and our solid wood segment employs approximately 1,520 people. The majority of our employees in both segments are bound by collective agreements. We consider the relationships with our employees and the unions and works councils which represent them to be good. Collaborative labor management relations are fundamental to our operations. Accordingly, we recognize and work cooperatively with the unions and works councils to ensure we build and maintain safe and superior working conditions, a supportive work environment, training and growth opportunities and fair compensation and benefits packages.

We employ a collaborative group of skilled, dedicated, resourceful and innovative individuals who support our core purpose and reflect our values every day. Investment in our people drives our excellence and accordingly, we are committed to attracting, retaining and developing quality personnel. By the nature of the industries in which we operate, many of our employees are professionals who require specialized knowledge and skills and include various categories of engineers and licensed trade persons and equipment operators. Our senior managers and directors have extensive experience in the forest products industry, and we have experienced managers at all of our mills. Our management has a proven track record of implementing new initiatives and capital projects in order to optimize production and reliability, improve safety, reduce costs and harness new revenue opportunities.

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

Maintaining a robust pipeline of talent is crucial to our ongoing success and is a key aspect of succession planning efforts across the organization. Our leadership and human resources teams are responsible for attracting and retaining top talent by facilitating an environment where employees feel supported and encouraged in their professional and personal development. Specifically, we promote employee development by reviewing strategic positions regularly and identifying potential internal candidates to fill those roles, evaluating job skill sets to identify competency gaps and creating developmental plans to facilitate employee professional growth. We invest in our employees through training and development programs, on the job experiences and coaching. We provide technical, managerial and leadership programs across the organization that enable colleagues to grow skills and capabilities to become more successful. We also have dedicated talent development programs that support and accelerate leadership readiness and strengthen our succession plans. Additionally, we understand the importance of maintaining competitive compensation, benefits and appropriate training that provides growth opportunities and multiple career paths for our employees.

Health and Safety

Safety is a core value of our company. The industries in which we operate have their own particular set of risks including hazards from our complex industrial manufacturing facilities such as manufacturing processes, mobile equipment, heavy and complex equipment, high-pressure boilers, energy production, and the use and recovery of chemicals. Accordingly, there is no initiative that attracts a higher degree of focus for our management team than our “Road to Zero” health and safety program, which is a company-wide initiative designed to create healthy, safe and productive work environments with a goal of zero workplace injuries.

We continue to prioritize incident prevention over reactive measures by advancing our “Serious Injury or

(26)

Fatality (SIF) Potential” reporting initiative. Any risk identified with SIF potential triggers a comprehensive investigation to determine root causes and evaluate process safety management factors, strengthening our ability to prevent future incidents. These insights allow us to model responses to eliminate the risk, where possible, by using the “hierarchy of controls” adopted by many of the world’s leading health and safety organizations. Under this framework, our primary objective is the elimination of hazards, followed by substitution to a safer method and appropriate personal protective equipment and other controls. Ultimately, we leverage a data-driven approach to identify, monitor, and educate our workforce to drive continuous workplace safety improvements. Many of our programs revolve around education, hazard identification, and risk mitigation strategies. These proactive initiatives bring safety to the forefront of our work practices. Our teams of safety professionals are dedicated to finding and utilizing the right tools to prevent all workplace injuries. The Senior Safety Leadership Committee, referred to as the “SSLC”, provides governance and high-level support to the programs. The SSLC meets on a regular basis to review performance, learn from experience and share best practices. Our team of safety professionals are dedicated to supporting line management and embedded safety committees who lead safety on a daily basis. We analyze all incidents carefully and adjust our prevention efforts accordingly.

Diversity, Equity and Inclusion

As outlined in our Human Rights Policy and our Code of Business Conduct and Ethics, our long-standing policy is to offer fair and equal employment opportunity to every person regardless of age, race, color, creed, religion, disability, marital status, sex, sexual orientation, national origin, or other legally protected status. We strive to provide a work environment that is free from intimidation and harassment based on any of these characteristics. We believe we can promote respect for diversity and inclusion by example of our actions and promotion of our values.

We have adopted an enterprise-wide diversity management program. One of the first objectives of the program has been to enhance equal opportunities for women in our business. This is a key goal, not just to improve diversity but importantly to address demographic changes and potential shortages of skilled workers in the future by inspiring more women to take up technical positions in our industry. In addition to increasing the potential pool of qualified candidates over time, we also believe it will provide us with unique perspectives, a better understanding of issues, and enhance our decision making and oversight of risk, environmental, social and governance matters and our long-term strategy.

Our goal is to continue to develop a culture of diversity and inclusivity within our workplace. From a business standpoint, we believe this can be a competitive advantage and we believe that making our workplace more equal and inclusive will make us a stronger, more resilient and a more sustainable business over the long-term.

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

(27)

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

We focus significant attention on minimizing our environmental impact with the goal of reducing the environmental footprint of our existing operations to make them sustainable over the long-term, to ensure we have a social license to operate and to offset or reduce the impact of our operations. We endeavor to adapt to emerging trends, support new technologies and foster environmental stewardship in the areas in which we operate. We are signatory to the United Nations Global Compact that helps align our endeavors with the United Nations Sustainable Development Goals, internationally recognized Responsible Business Principles, and other key environmental standards in the areas of low carbon transition, water stewardship, waste management, sustainable forestry and biodiversity, air emissions, circularity and responsible sourcing.

As part of our commitment and focus on sustainability, we have, among other things:

•
focused on implementation of our Climate Transition Plan and working towards achievement of our 50% scope 1 greenhouse gas emissions reduction target;
•
incorporated key learnings from our third climate change scenario analysis that identified and assessed the potential impacts of climate change-related risks and opportunities on the Company;
•
commenced quantification of the biogenic carbon cycle of our products, including direct and indirect land management emissions and removals, and the carbon stored in our products. This project aims to show the full carbon benefit of the circular bioeconomy while identifying continuous improvement practices related to forest management and fiber sourcing;
•
further developed relevant life cycle assessments, including product carbon footprints, to evaluate the environmental impact for our portfolio of diverse bioproducts;
•
joined the International Sustainable Forestry Coalition to facilitate collaboration with global forestry leaders to seek to address nature-based solutions to climate change;
•
continued close engagement and collaboration with suppliers and customers to improve data sharing and advance low-carbon transition initiatives across our value chain;
•
further advanced research and development related to the refinement of black liquor into value-add products that replace traditional fossil fuel-based materials;
•
published our inaugural Taskforce on Nature-related Financial Disclosures report outlining our nature-related impacts and dependencies and how we seek to manage biodiversity risks and opportunities; and

(28)

•
closely engaged with our stakeholders including governments and First Nations to strengthen our relationships in all areas of our business.

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

The 2028 Senior Notes mature on October 1, 2028 and interest on the 2028 Senior Notes is payable semi-annually in arrears on each April 1 and October 1. Commencing April 1, 2024, interest is payable to holders of record of the 2028 Senior Notes on the immediately preceding March 15 and September 15 and is computed on the basis of a 360-day year consisting of twelve 30-day months. Commencing October 1, 2025, the 2028 Senior Notes became redeemable at our option at a price equal to 106.438% of the principal amount redeemed and declining ratably on October 1 of each year thereafter to 100.000% on or after October 1, 2027.

The 2029 Senior Notes mature on February 1, 2029 and interest on the 2029 Senior Notes is payable semi-annually in arrears on each February 1 and August 1. Commencing August 1, 2021, interest is payable to holders of record of the 2029 Senior Notes on the immediately preceding January 15 and July 15 and is computed on the basis of a 360-day year consisting of twelve 30-day months. Commencing February 1, 2026, the 2029 Senior Notes became redeemable at our option at a price equal to 100.000% of the principal amount.

The indentures governing the Senior Notes contain covenants limiting, among other things, our ability and the ability of our restricted subsidiaries to: incur additional indebtedness or issue preferred stock; pay dividends or make other distributions to our shareholders; purchase or redeem capital stock or subordinated indebtedness; make investments; create liens; incur restrictions on the ability of our restricted subsidiaries to pay dividends or make other payments to us; sell assets; consolidate or merge with or into other companies or transfer all or substantially all of our assets; and engage in transactions with affiliates. As of December 31, 2025, all of our subsidiaries were restricted subsidiaries.

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

Pan-German Revolving Credit Facility

Our German subsidiaries have a joint revolving credit facility with a syndicate of bank lenders, referred to as the “German Revolving Facility”.

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

As of December 31, 2025, approximately €171.0 million ($200.9 million) of this facility was drawn and accruing interest at a rate of 3.310% per annum, approximately €14.4 million ($17.0 million) was supporting bank guarantees and approximately €184.7 million ($217.0 million) was available.

Canadian Revolving Credit Facility

Our Canadian subsidiaries have a joint revolving credit facility with a syndicate of three North American banks, referred to as the “Canadian Revolving Facility”.

The principal terms of the Canadian Revolving Facility include:

•
The total availability under the facility is C$160.0 million.
•
The facility matures in January 2027.
•
The facility is available by way of: (i) Canadian dollar denominated advances, which bear interest at a designated prime rate per annum; (ii) Canadian dollar denominated advances, which bear interest at the applicable Adjusted Term Canadian Overnight Repo Rate Average (CORRA) plus 1.20% to 1.45% per annum; (iii) dollar denominated base rate advances at the greater of the federal funds rate plus 0.50%, an Adjusted Term Secured Overnight Financing Rate (SOFR) for a one-month tenor plus 1.00% and the bank’s applicable reference rate for dollar denominated loans; and (iv) dollar denominated SOFR advances, which bear interest at Adjusted Term SOFR plus 1.20% to 1.45% per annum.
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

As of December 31, 2025, approximately C$129.9 million ($94.8 million) of this facility was drawn and accruing interest at a rate of 4.270% per annum, approximately C$0.6 million ($0.5 million) was supporting letters of credit and approximately C$17.5 million ($12.8 million) was available.

Standby Letters of Credit Facility

In October 2025, our Celgar mill and Peace River mill entered into a C$20.0 million revolving credit facility with a North American bank that matures in August 2027, referred to as the “Standby Letters of Credit Facility”. This facility is available through letters of credit denominated in Canadian dollars and dollars, which incur fees at the greater of 0.50% per annum of the face amount of the letter of credit or C$300. The facility and all letters of credit issued under the facility are guaranteed by Export Development Canada until August 2026.

As of December 31, 2025, approximately C$1.1 million ($0.8 million) of this facility was supporting letters of credit and approximately C$18.9 million ($13.8 million) was available.

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

(31)

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

Currently, we are aware of approximately 2.6 million ADMTs of announced net hardwood pulp production capacity increases scheduled to come online in 2026. However, we cannot predict whether additional new capacity will be announced or will come online in the future. If any new pulp capacity is not absorbed in the market or offset by curtailments or closures of older, high-cost pulp mills, the increase could put downward pressure on pulp prices and materially adversely affect our results of operations, margin and profitability.

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

A pulp producer's actual sales realizations are based on third-party industry quoted list prices net of customer discounts, rebates and other selling concessions. Global pulp and lumber markets have historically been characterized by considerable swings in prices which have and will result in variability in our earnings. Prices for pulp and lumber are driven by many factors outside our control. We have little influence over the timing and extent of price changes. Because market conditions beyond our control determine the prices for pulp and lumber, prices may fall below our cash production costs, requiring us to either incur short-term losses on product sales or curtail or cease production at one or more of our mills. Therefore, our profitability depends on managing our cost structure, particularly raw materials which represent a significant component of our operating costs and can fluctuate based upon factors beyond our control. Fluctuations in market dynamics may also cause us to pursue strategic divestitures. Curtailments or divestitures may also result in long-lived asset or other impairments and the incurrence of related expenses such as severance, pension, environmental remediation, and care and maintenance costs. If the prices of our products decline, or if prices for our raw materials increase, or both, our results of operations and cash flows could be materially adversely affected.

Cyclical fluctuations in the price and supply of our raw materials, particularly fiber, could adversely affect our business.

Our main raw material is fiber in the form of wood chips, pulp logs, sawlogs and lumber. Fiber represented approximately 55% of our pulp cash production costs and approximately 75% of our lumber cash production costs in 2025. Fiber is a commodity and both prices and supply are cyclical. Fiber pricing is subject to regional market influences and our costs of fiber may increase in a region as a result of local market shifts. The costs of wood chips, pulp logs and sawlogs are primarily affected by the supply and demand for lumber. Demand for these raw materials is generally determined by the volume of pulp and paper products and solid wood products produced globally and regionally.

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

(32)

our German mills in recent years.

The lumber industry is highly cyclical and the slowdown in sawmilling activities in recent years reduced the availability of both wood chips and pulp logs and put upward pressure on fiber costs. There is no assurance that sawmill activity will stabilize or not decline further or that fiber prices will not increase in the future.

Availability of fiber may be further limited by adverse responses to and prevention of wildfires, weather, insect infestation, disease, ice storms, windstorms, flooding and other natural causes. In addition, the quantity, quality and price of fiber we receive could be affected by man-made causes such as those resulting from industrial disputes, material curtailments or shut down of operations by suppliers, government orders and legislation (including new taxes, tariffs or duties). See “ – The impacts of changes in international trade policies, including tariffs, duties or other trade barriers by the United States, or other nations, may adversely impact our business, financial condition and results of operations”. In our Western Canadian operations, fiber supply may also be impacted by unsettled land and title claims by, and government relations and actions relating to, First Nations. Any or a combination of these factors can affect fiber prices in a region.

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

Inflation or a sustained increase in our key production and other costs would lead to higher manufacturing costs, which could reduce our margins.

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

The global economy has been negatively impacted by increasing tension, uncertainty and tragedy resulting from Russia's invasion of Ukraine and conflicts in the Middle East. The adverse and uncertain economic conditions resulting therefrom have and may further negatively impact global demand, cause supply chain disruptions and increase costs for transportation, energy and other raw materials. Furthermore, governments in the United States, the European Union, the United Kingdom, Canada and others have imposed financial

(33)

and economic sanctions on certain industry segments and various parties in Russia. We are monitoring the conflicts including the potential impact of financial and economic sanctions on the global economy and particularly the economies of Europe. Increased trade barriers, sanctions and other restrictions on global or regional trade could adversely affect our business, financial condition and results of operations. Although we have no operations in Russia, Ukraine or areas of conflict in the Middle East, the destabilizing effects of these events could have other adverse effects on our business, including transportation, logistics, fiber supply and energy availability. Further escalation of geopolitical tensions could, among other things, impact economic and market conditions, result in an inability to obtain key supplies and materials, or adversely affect both our and our customers’ supply chains and logistics, particularly in Europe.

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

The impacts of changes in international trade policies, including tariffs, duties or other trade barriers by the United States, or other nations, may adversely impact our business, financial condition and results of operations.

In February 2025, the President of the United States signed executive orders imposing tariffs on Canada and Mexico. Following a temporary pause, these tariffs went into effect in March 2025. While an exemption was subsequently issued for goods compliant with the United States-Mexico-Canada Agreement (USMCA), any products failing to meet the strict rules of origin remain subject to tariffs. Effective August 2025, goods originating from Europe became subject to a new reciprocal tariff regime which established a baseline duty. Furthermore, while a trade agreement reached in November 2025 reduced the rate of duty on goods imported from China, they remain subject to continued tariffs, and specific trade restrictions and retaliatory measures remain in place. Tariffs on goods originating from Europe and Canada (and any new tariffs, retaliatory tariffs or other trade protectionist measures implemented in connection therewith) could have a material adverse impact on the sales of our products to customers in the United States. In 2025, a significant portion of pulp segment revenues from our Canadian pulp mills and approximately 10% of our overall pulp segment revenues were from the United States. The U.S. market accounted for approximately 46% of our lumber revenues and approximately 41% of our lumber sales volumes in 2025.

Tariffs, duties and any retaliatory measures could also impact our raw material costs and result in volatility in transportation costs and logistics disruptions and delays.

Following the expiration of a softwood lumber trade agreement in 2016, the United States and Canada have renewed a long-standing trade dispute regarding lumber exports from Canada to the United States. In November 2016, a petition was filed by a coalition of U.S. lumber producers to the U.S. Department of Commerce and the U.S. International Trade Commission requesting an investigation into alleged subsidies provided to Canadian lumber producers. Since then, the U.S. Department of Commerce announced various countervailing and anti-dumping duty rates on Canadian softwood lumber and the United States and Canada have engaged in proceedings under the USMCA and through the World Trade Organization. In the second half of 2025, the U.S. Department of Commerce published the final results for its sixth administrative review, setting the countervailing duty at 14.63% and the anti-dumping rate at 20.53%, for combined final duty rates of 35.16% for “all other” Canadian lumber producers. These new rates have been in effect since August 2025, effectively more than doubling the previous rate of 14.40% set by the fifth administrative review. In response, Canada announced that it is challenging the final results of the U.S. Department of Commerce’s sixth

(34)

administrative review under the USMCA. Furthermore, in October 2025, the United States imposed additional tariffs on wood products under a Section 232 review, which is a process under the U.S. Trade Expansion Act of 1962 that authorizes the President of the United States to impose tariffs or other import restrictions if the imports are determined to threaten U.S. national security. This measure resulted in a 10% global tariff on imports of softwood timber and lumber, which is assessed in addition to the anti-dumping and countervailing duties on Canadian softwood lumber.

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

While we are taking steps to seek to mitigate their potential impact on our business, given these developments are ongoing, their impacts are uncertain and could adversely affect our business, financial condition and results of operations.

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

(35)

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
•
the loss of freshwater transportation for logs and pulp due to lower water levels;
•
decreases in the quantity and quality of processed water for our mills’ operations;
•
the loss of northern forests in areas in sufficient proximity to our mills to competitively acquire fiber; and
•
regulatory reductions in allowable harvest levels decreasing the supply of harvestable timber and, as a consequence, wood residuals.

Any of these natural disasters could also affect woodlands or cause variations in the cost of raw materials, such as fiber or restrict or negatively impact our logistics and transportation of goods and materials. Changes in precipitation could make wildfires more frequent or more severe and could adversely affect timber harvesting and the supply of fiber to our operations. The effects of global, regional and local weather conditions, and climate change, including the costs of complying with evolving climate change regulations and transition costs relating to a low carbon economy could also adversely impact our results of operations.

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

(36)

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

Trends in non-print media are expected to continue to adversely affect demand for traditional print media, including for printing, writing and graphic papers. Neither the timing nor the extent of these trends can be predicted with certainty. Our paper, magazine, book and catalog publishing customers could increase their

(37)

use of, and compete with, non-print media, including multimedia technologies, electronic storage and communication platforms which could further reduce their consumption of papers and in turn their demand for market pulp. The demand for such paper products has weakened significantly over the last several years.

We are subject to risks related to our employees.

The majority of our employees are part of a union or are represented by a works council and we have collective agreements in place with our employees at all of our mills, other than the Peace River mill, Spokane facility, Torgau facility and Conway facility, which are non-union and not represented by a works council. Although we have not experienced any material work stoppages in the past, there can be no assurance that we will be able to negotiate acceptable collective agreements or other satisfactory arrangements with our employees upon the expiration of our collective agreements. This could result in a strike or work stoppage by the affected workers. The registration or renewal of the collective agreements or the outcome of our wage negotiations could result in higher wages or benefits paid. Many of the employment positions in our operations require technical or other operating training and/or experience. Changing demographics may make it more difficult for us to recruit skilled employees in the future. Accordingly, we could experience a significant disruption of our operations or higher ongoing labor costs, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, whenever we seek to reduce the workforce at any of our mills, the affected mill's labor force could seek to hinder or delay such actions, we could incur material severance or other costs and our operations could be disrupted.

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

We review the carrying value of long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. For example, in 2025, the protracted down-cycle in hardwood pulp prices led us to recognize a $203.5 million non-cash impairment charge against the long-lived assets of the Peace River mill. See “ - Results of Operations - Non-Cash Impairments of Long-Lived Assets”. Should the markets for our products deteriorate or should we decide to invest capital differently, make operational changes at our mills or should other cash flow assumptions change, it is possible that we will be required to record non-cash impairment charges in the future that could have a material adverse effect on our results of operations.

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

(38)

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

We market and sell pulp, lumber and other solid wood products with specific designations to certain globally recognized forest management and chain of custody standards as well as product specifications to meet customers’ requirements. Our ability to conform to new or existing guidelines for certification depends on a number of factors, many of which are beyond our control, such as: changes to the standards or the interpretation or the application of the standards; the collaboration of our suppliers in the timely sharing of product information; the adequacy of government-implemented conservation measures; and in Canada, the existence of or potential territorial disputes between First Nations peoples and governments. If we are unable to offer certified products, or to meet commitments to supply certified products or meet the product specifications of our customers, it could adversely affect the marketability of our products and our ability to compete with other producers.

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

(39)

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

Acquisitions may result in additional risks and uncertainties in our business.

While we do not currently have any immediate acquisition plans, in order to grow our business, we may, in the future, seek to acquire additional assets or companies. Our ability to pursue selective and accretive acquisitions is dependent on management's ability to identify, acquire and develop suitable acquisition targets in both new and existing markets. In pursuing acquisition and investment opportunities, we face competition from other companies having similar growth strategies, many of which may have substantially greater resources than us. Competition for these acquisitions or investment targets could result in increased acquisition or investment prices, higher risks and a diminished pool of businesses or assets available for acquisition.

Acquisitions also frequently result in the recording of goodwill and other intangible assets, which are subject to potential impairments in the future that could have a material adverse effect on our operating results. Furthermore, the costs of integrating acquisitions could significantly impact our operating results.

We may not be able to ascertain the value or understand the potential liabilities of the acquired businesses and their operations until we assume operating control of the assets and operations of these businesses.

Furthermore, acquisitions could entail a number of risks, including: (i) diversion of management's attention from our ongoing business; (ii) difficulty integrating the operations of the acquired operations; (iii) increased operating costs; (iv) exposure to substantial unanticipated liabilities; (v) difficulty in realizing projected synergies, efficiencies and cost savings; (vi) exposure to facilities with different health and safety standards than ours and difficulty in integrating their practices to our standards; (vii) difficulty maintaining relationships with present and potential customers, distributors and suppliers due to uncertainties regarding service, production quality and prices; and (viii) problems retaining key employees. If we are unable to address any of these risks, our results of operations and financial condition could be materially adversely affected.

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

(40)

Risks Related to our Debt

Our level of indebtedness could negatively impact our financial condition, results of operations and liquidity.

As of December 31, 2025, we had approximately $1,605.1 million of indebtedness outstanding. We may also incur additional indebtedness in the future. Our high debt levels may have important consequences for us, including, but not limited to the following:

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

The indentures that govern our Senior Notes, and our credit facilities contain restrictive covenants which impose operating and other restrictions on us and our subsidiaries. These restrictions will affect, and in many respects will limit or may prohibit, our ability to, among other things, incur or guarantee additional indebtedness, pay dividends or make distributions on capital stock or redeem or repurchase capital stock, make investments or acquisitions, create liens and enter into mergers, consolidations or transactions with affiliates. The terms of our indebtedness also restrict our ability to sell certain assets, apply the proceeds of such sales and reinvest in our business.

Certain of the agreements governing our indebtedness have covenants that require us to maintain prescribed financial ratios and tests. Failure to comply with such covenants could result in events of default and could have a material adverse effect on our liquidity, results of operations and financial condition.

Our ability to repay or refinance our indebtedness will depend on our future financial and operating performance. Our performance, in turn, will be subject to prevailing economic, market and competitive conditions, as well as financial, business, legislative, regulatory, industry and other factors, many of which are beyond our control. Our ability to meet our future debt service and other obligations may depend in significant part on the extent to which we can successfully implement our business strategy. We cannot assure you that we will be able to implement our strategy fully or that the anticipated results of our strategy will be realized. Our German Revolving Facility matures in September 2027 and Canadian Revolving Facility matures in January 2027. Additionally, our 2028 Senior Notes and 2029 Senior Notes mature in October 2028 and February 2029, respectively. Over the coming years, we will need to refinance maturing debt obligations (unless extended), and such refinancing may not be available on favorable terms or at all. To facilitate our refinancing efforts and in order to reduce our overall indebtedness, we may consider strategic actions such as, among other things, dispositions, sales of assets or reductions or delays of capital expenditures. We cannot assure you that any such actions, if necessary, could be implemented on commercially reasonable terms or at

(41)

all. An inability to refinance maturing indebtedness, as necessary, or to do so on favorable terms could have a material adverse effect on our liquidity and capital resources and may negatively impact our business and financial results.

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

Historically, demand and prices for our products have been principally determined by general global macroeconomic activities and have decreased substantially during economic slowdowns. A significant economic downturn may affect our sales and profitability. Further, our suppliers and customers may also be adversely affected by an economic downturn. Additionally, restricted credit and capital availability restrains our customers’ ability or willingness to purchase our products, resulting in lower revenues. Depending on the severity and duration, the effects and consequences of a global economic downturn could have a material adverse effect on our liquidity and capital resources, including our ability to raise capital, if needed, and otherwise negatively impact our business and financial results.

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

The rise of economic nationalist sentiments, trade protectionism and geopolitical security has led to increasing political uncertainty and unpredictability throughout the world. Additionally, there can be no assurance that additional or new trade tensions, imposition of import and export restrictions and tariffs will not arise between various trade partners. These potential developments, market perceptions concerning these and related issues and the attendant regulatory uncertainty regarding, for example, the posture of governments with respect to international trade or national security issues, could have a material adverse effect on global trade and economic growth which, in turn, can adversely affect our business, results of operations and financial condition.

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

(42)

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

Further, while a strengthening dollar generally lowers our costs and expenses in Germany and Canada, it increases the cost of pulp to our customers and generally puts downward pressure on pulp prices and reduces our energy, chemical, pallet, biofuel, wood residual and European lumber revenues as they are sold in euros and Canadian dollars.

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

As a result of higher than acceptable rates of inflation, many central banks raised interest rates through 2022 and 2023. While various central banks initiated interest rate reductions in the second half of 2024 and throughout 2025, interest rates remain at relatively high levels. They may also fluctuate in the future.

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

Health epidemics or pandemics have in the past and may in the future impact macroeconomic conditions, supply chains and other global economic activities. Governmental responses thereto, including operational restrictions, adversely affect our business, operations and financial results. The duration and scope of a health

(43)

epidemic or pandemic can be difficult to predict and depends on many factors, including the emergence of new variants and the availability, acceptance and effectiveness of preventative measures. The extent that an epidemic or pandemic may impact our business, operations and financial results will depend on numerous factors, which may be evolving and not subject to accurate prediction. Additionally, a health epidemic or pandemic may also heighten other risks disclosed in these risk factors, including, but not limited to, those related to the availability and costs of labor, raw materials and supply chain interruptions.

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

Our operations are subject to numerous environmental laws and regulations as well as permits, guidelines and policies relating to the protection of the environment. These laws, regulations, permits, guidelines and policies govern, among other things, discharges to land, air, water and sewers, waste collection, storage, transportation and disposal, hazardous waste, dangerous goods and hazardous materials and the collection, storage, transportation and disposal of such substances, the clean-up of unlawful discharges, land-use planning, municipal zoning and employee health and safety.

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

We are subject to liability for environmental damage at the facilities that we own or operate, including damage to neighboring landowners, residents or employees, particularly as a result of the contamination of soil, groundwater or surface water and especially drinking water. The costs of such liabilities can be substantial. Our potential liability may include damages resulting from conditions existing before we purchased or operated these facilities. We may also be subject to liability for any offsite environmental contamination caused by pollutants or hazardous substances that we or our predecessors arranged to transport, treat or dispose of at other locations. In addition, we may be held legally responsible for liabilities as a successor owner of businesses that we acquire or have acquired. Except for the Stendal mill, the Spokane facility and the Conway facility, our facilities have been operating for decades and we have not done invasive testing to determine whether or to what extent any such environmental contamination exists. As a result, these businesses may have liabilities for conditions that we discover or that become apparent, including liabilities arising from non-compliance with environmental laws by prior owners. Because of the limited availability of insurance coverage for environmental liability, any substantial liability for environmental damage could materially adversely affect our results of operations and financial condition.

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

In Germany, our mills sell surplus green energy at market prices, while our Friesau mill and Torgau facility also have the option to sell at special regulated rates pursuant to the Renewable Energy Act. Such special regulated rates expire in 2029 for our Friesau mill and between 2029 and 2034 for our Torgau facility’s four cogeneration power plants.

In October 2022, the Council of the European Union formally adopted emergency measures to address high energy prices resulting from the war in Ukraine. In Germany, this was implemented through the adoption of a levy on surplus revenues in December 2022 on electricity producers which expired in June 2023.

We cannot predict if either Germany or the European Union will adopt new legal measures if there are further energy shortages and high prices resulting from the Ukraine conflict or otherwise in the future. The effect of the foregoing and any similar legislation may negatively impact our revenues and after-tax income from surplus green energy sales during applicable periods.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

We maintain comprehensive programs and technologies to ensure that our information systems are effective and prepared for data privacy and cybersecurity risks, including regular oversight of our security programs for monitoring internal and external threats to ensure the confidentiality and privacy of our data. As the volume and complexity of cyberattacks continue to evolve, we remain committed to enhancing our security capabilities by continued investments in cyber technologies and developing our internal cybersecurity personnel, educating our workforce, and leveraging emerging technologies.

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

We leverage third-party risk intelligence for continuous monitoring and objective assessment of key third-party information technology service providers, which informs our overall cybersecurity risk oversight and control environment. We continue to seek to enhance our vendor onboarding and oversight controls, including contractual requirements and a risk-tiered approach to vendor review.

We periodically undertake cybersecurity audits or other independent assessments, the results of which are reported to our Audit Committee. We have also implemented security monitoring programs designed to alert us of any suspicious activity and have developed an incident response program in the event of a security breach. We have also engaged a third-party vendor to, among other things, provide continuous monitoring and respond to cybersecurity events.

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

While the cybersecurity programs described herein fully encompass our information technology infrastructure, we recognize the unique requirements of our operational technology environments. Accordingly, we are executing targeted initiatives to further harmonize our operational technology security strategy with established information technology standards, implementing commensurate controls where technically feasible to ensure a unified and robust enterprise security framework.

For further discussion of the risks related to cybersecurity, see also Item 1A. “Risk Factors – Risks Related to our Business – Failures or security breaches of our information technology systems could disrupt our operations and negatively impact our business”.

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

Our Director of Cybersecurity is informed of cybersecurity incidents by applicable personnel, and oversees

(47)

remediation efforts in accordance with our policies and processes. Our Chief Information Officer reports to our Audit Committee on significant incidents periodically. Our Chief Information Officer has over 30 years of technology leadership experience and is, among other things, a Certified Information Systems Security Professional and a Certified Secure Infrastructure Specialist. Our Director of Cybersecurity has over 25 years of experience as a cybersecurity and information technology professional. He has held various leadership positions where he developed, managed and implemented security programs and controls. He also holds, among other information technology certifications, the Certified Information Systems Security Professional designation.

ITEM 2. PROPERTIES

We own the Stendal, Rosenthal, Celgar, Peace River pulp mills, and their underlying properties. We also own the Friesau mill and the Torgau, Spokane, Conway, Okanagan facilities and their underlying properties.

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
a freshwater plant;
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

Rosenthal Mill. The Rosenthal mill is situated on a 230 acre site in the town of Rosenthal am Rennsteig in the state of Thuringia, approximately 185 miles south of Berlin. The Saale River flows through the site of the mill. In late 1999, we completed a major capital project which converted the Rosenthal mill to the production of kraft pulp. It is a single line mill with a current annual production capacity of approximately 360,000 ADMTs of kraft pulp. The mill is self-sufficient in steam and electrical power. Some excess electrical power which is constantly generated is sold to the regional power grid. The facilities at the mill include:

•
an approximately 425,000 square feet fiber storage area and an approximately 625,000 square feet roundwood storage area;
•
debarking and chipping facilities for pulp logs;
•
a fiber line, which includes a Kamyr continuous digester and bleaching facilities;
•
a pulp machine, which includes a dryer, a cutter and a baling line;
•
an approximately 60,000 square feet finished goods storage area;

(48)

•
a chemical recovery line, which includes a recovery boiler, evaporation plant, recausticizing plant and lime kiln;
•
a freshwater plant;
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

Celgar Mill. The Celgar mill is situated on a 400 acre site near the city of Castlegar, British Columbia. The mill is located on the south bank of the Columbia River, approximately 375 miles east of the port city of Vancouver, British Columbia, and approximately 20 miles north of the Canada-U.S. border. The city of Seattle, Washington is approximately 405 miles southwest of Castlegar. The Celgar mill is a single line mill with a current annual production capacity of approximately 520,000 ADMTs of kraft pulp. The mill is self-sufficient in steam and electrical power. Some excess electrical power which is constantly generated is sold to the regional power grid. The facilities at the mill include:

•
an approximately 450,000 square feet fiber storage area and an approximately 440,000 square feet roundwood storage area;
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

Peace River Mill. The Peace River mill is situated on a 791 acre site near the town of Peace River, Alberta, approximately 305 miles north of Edmonton, Alberta. The mill has an annual production capacity of approximately 475,000 ADMTs of kraft pulp. The mill is self-sufficient in steam and electrical power. Some excess electrical power which is constantly generated is sold to the regional power grid. The facilities at the mill include:

•
an approximately 1,130,000 square feet fiber storage area and an approximately 2,700,000 square feet roundwood storage area;
•
a wood room containing debarking and chipping facilities for pulp logs;
•
an approximately 189 railcar siding/storage capacity;
•
a fiber line which includes a dual vessel hydraulic digester, a single stage oxygen delignification system and a four stage bleach plant;
•
a pulp machine, which includes a dryer, cutter and two baling lines;
•
an approximately 56,000 square feet finished goods storage area;
•
a chemical recovery line, which includes a recovery boiler, evaporation plant, recausticizing plant and a lime kiln;
•
a freshwater treatment plant;

(49)

•
a wastewater treatment system; and
•
two turbines capable of producing approximately 65 MW of electrical power.

Friesau Mill. The Friesau mill is situated on a 150 acre site in the town of Saalburg-Ebersdorf, Germany, approximately 185 miles south of Berlin and only 10 miles from the Rosenthal mill. It is a two-line sawmill with an annual production capacity of approximately 550 MMfbm of lumber on a continuously operating basis. The mill also sells electrical power to the regional power grid. The mill is self-sufficient in thermal power. The facilities at the mill include:

•
an approximately 1,000,000 square feet roundwood storage area;
•
three log debarking and two sorting lines;
•
two Linck sawlines;
•
three continuous kilns and 29 batch kilns capable of matching sawmill production;
•
two planer lines;
•
an approximately 663,800 square feet finished goods storage area; and
•
a biomass fueled cogeneration power plant capable of producing 13 MW of electrical power.

Torgau Facility. The Torgau site is situated on a 270 acre site in the town of Torgau, Germany, approximately 70 miles south of Berlin and approximately 95 miles north of the Friesau and Rosenthal mills. It is an integrated production site with two sawmills with an annual lumber capacity of approximately 473 MMfbm and a pallet production capacity of 17 million pallets and two biofuel plants (wood pellets and briquettes) with a total capacity of 230,000 tonnes. The mill also sells electrical power to the regional power grid. The mill is self-sufficient in thermal power. Its facilities include:

•
four logyards totaling approximately 1,000,000 square feet with log debarking and sorting lines;
•
three sawlines (one Linck, one EWD and one Hew sawline with Kallfass sorting lines) and one milling line;
•
pallet production with eight Coralli and one Storti line;
•
two continuous kilns and nine batch kilns capable of matching pallet and sawmill production;
•
one planer line;
•
pellet production with six Münch presses as well as two Salmatec presses;
•
briquette production with 12 lines (Nielsen);
•
two storage silos for pellets with a total capacity of 5,000 cubic tonnes; and
•
four biomass fueled cogeneration power plants capable of producing 15 MW of electrical power.

Spokane Facility. The Spokane facility is situated on approximately 37 acres of land near Spokane, Washington. The Spokane facility has an annual production capacity of approximately 140,000 m3 or 13 million square feet of 5-ply CLT panels. Its facilities include:

•
a Transverse High Grader sorting line;
•
a Lineal High Grader sorting line;
•
a finger jointing line;
•
a continuous kiln;
•
a pneumatic CLT press;

(50)

•
three CNC machines; and
•
three Gilbert planers.

Conway Facility. The Conway facility is situated on approximately 144 acres of land near Conway, Arkansas. The Conway facility has an annual production capacity of approximately 75,000 m3 of CLT and glulam. Its facilities include:

•
a Lineal High Grader sorting line;
•
a glulam press;
•
a finger jointing line;
•
a hydraulic CLT press;
•
three CNC machines; and
•
two Rex planers.

Okanagan Facility. The Okanagan facility is located in Okanagan Falls, British Columbia, and is situated on approximately 20 acres of land. The Okanagan facility has an annual production capacity of approximately 40,000 m3 of CLT and glulam. Its facilities include:

•
a large portal glulam CNC machine;
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
(b)
Shareholder Information. As of February 10, 2026, there were approximately 171 holders of record of our shares and a total of 66,982,506 shares were outstanding.
(c)
Dividend Information. In 2025, our board of directors approved two quarterly dividend payments of $0.075 per share each, paid on April 2 and July 3, 2025.

On July 31, 2025, we announced that our board of directors had suspended our quarterly dividend. In making this determination, the change was considered prudent from a capital allocation standpoint in light of ongoing market and global trade environment uncertainties. The declaration, timing and amount of any future dividends will be subject to the discretion and approval of our board of directors based upon consideration of, among other things, our financial condition, capital allocation strategy, liquidity requirements, earnings, market conditions, future prospects and other factors deemed relevant by our board of directors. The indentures governing our Senior Notes and our credit facilities limit our ability to pay dividends or make other distributions on capital stock. See Item 1. “Business – Description of Certain Indebtedness”.

(d)
Equity Compensation Plans. See Item 12. "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" for information relating to our equity compensation plans.
(e)
Performance Graph. The following graph shows a five-year comparison of cumulative total shareholder return, calculated on an assumed dividend reinvested basis, for our common stock, the S&P SmallCap 600 Index, a group of peer companies, referred to as the “Peer Group”, and Standard Industrial Classification Code Index or “SIC” (SIC Code 2611 - pulp mills), referred to as the “SIC Code Index”. The graph assumes $100 was invested in each of our common stock, the S&P SmallCap 600 Index, the Peer Group and the SIC Code Index on December 31, 2020. Data points on the graph are annual.

Comparison of Cumulative Total Return

(52)

Assumes Dividends Reinvested

Fiscal Year Ending December 31, 2025

	2020	2021	2022	2023	2024	2025
Mercer International Inc.	$100.00	$119.43	$118.68	$100.05	$71.45	$22.49
S&P SmallCap 600 Index	$100.00	$126.82	$106.40	$123.48	$134.22	$142.30
SIC Code Index	$100.00	$107.34	$129.90	$82.51	$91.20	$48.94
Peer Group(1)	$100.00	$98.25	$85.66	$98.85	$92.47	$89.89

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

Operating EBITDA has significant limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are that Operating EBITDA does not reflect: (i) our cash expenditures, or future requirements, for capital expenditures or contractual commitments; (ii) changes in, or cash requirements for, working capital needs; (iii) the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our outstanding debt; (iv) the impact of realized or marked-to-market changes in our derivative positions, which can be substantial; and (v) the impact of impairment charges against our investments or long-lived assets. Because of these limitations, Operating EBITDA should only be considered as a supplemental performance measure and should not be considered as a measure of liquidity or cash available to us to invest in the growth of our business. Because all companies do not calculate Operating EBITDA in the same manner, Operating EBITDA as calculated by us may differ from Operating EBITDA or EBITDA as calculated by other companies. We compensate for these limitations by using Operating EBITDA as a supplemental measure of our performance and by relying primarily on our GAAP financial statements.

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

(54)

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of our operations for the years ended December 31, 2025 and 2024 is based upon and should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report. Please refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024 for a discussion of our results of operations for 2023 and financial position as of December 31, 2023. This Annual Report contains forward-looking statements that involve risks and uncertainties, including statements respecting our plans, estimates and beliefs and outlook on the markets in which we operate. Our actual results may differ materially from those indicated in forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements” and Item 1A. “Risk Factors”.

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

Markets for kraft pulp are global, cyclical and commodity-based. Our financial performance depends on a number of variables that impact sales and production costs. Sales and production results for kraft pulp are influenced largely by the market price for kraft pulp, fiber costs and foreign currency exchange rates. Kraft pulp prices are highly cyclical and primarily determined by the balance between supply and demand. Pricing and demand are influenced by global macroeconomic conditions, changes in consumption and industry capacity, the level of customer and producer inventories and fluctuations in exchange rates. The third-party industry quoted average European list prices for NBSK pulp between 2016 and 2025 have fluctuated between a low of $790 per ADMT in 2016 to a high of $1,635 per ADMT in 2024. In the same period, third-party industry quoted average North American list prices for NBHK pulp have fluctuated between a low of $820 per ADMT in 2016 to a high of $1,620 per ADMT in 2022.

Our pulp sales realizations are based on third-party industry quoted list prices, net of customer discounts, rebates and other selling concessions. Our sales to China and Asia are generally based closer to third-party industry quoted prices, which are quoted on a net basis, inclusive of discounts, allowances, rebates and other selling concessions.

The market for lumber is cyclical and generally driven by macroeconomic conditions, producer inventories and fluctuations in exchange rates. As a key construction material, the pricing and demand for lumber is significantly influenced by the number of housing starts, especially in the U.S. In the U.S., third-party industry quoted monthly average western spruce/pine/fir (“WSPF”) 2 x 4 #2&Btr prices between 2016 and 2025 have fluctuated between a low of $259 per Mfbm in 2016 to a high of $1,604 per Mfbm in 2021. Similarly, the demand for CLT is primarily driven by the wood construction market and government policies focused on a low-carbon economy.

European and U.S. lumber markets differ. In the European market, lumber is generally customized in terms

(55)

of dimensions and finishing, whereas the U.S. market is driven primarily by demand from new housing starts and home renovation activities and dimensions and finishing are generally standardized and competition is primarily price driven.

Energy and chemical production and sales are revenue sources for us. Further initiatives to increase our generation and sales of renewable energy, chemicals and other by-products will continue to be a focus for us. Such further initiatives may require additional capital spending.

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

Selected 2025 Highlights

In 2025, we:

•
realized approximately $30.0 million in cost savings and operational reliability improvements towards our “One Goal One Hundred” program. This core initiative targets $100.0 million in total profitability improvement actions by the end of 2026, using 2024 as a baseline;
•
continued to grow the order book for our mass timber products, with mass timber production expected to ramp up in 2026;
•
commissioned a pilot program for the operation of a carbon capture demonstration unit at the Peace River mill. See Item 1. “Business - Innovation”.

(56)

Non-Cash Impairments of Long-Lived Assets

In 2025, we recognized an aggregate of $215.7 million in non-cash impairments of long-lived assets. This comprised $203.5 million against long-lived assets at our Peace River mill and $12.2 million against certain non-core equipment that was identified as obsolete in our solid wood segment. Given the sustained weakness in hardwood pulp prices, we conducted a recoverability test for the Peace River assets. Due to this down-cycle pricing environment, we recognized the non-cash impairment, representing the difference between the carrying value and our estimated fair value.

Please see Note 7 to our consolidated financial statements included in Item 15 and our critical accounting policies regarding long-lived assets in Item 7 of this Annual Report on Form 10-K.

Current Market Environment

We currently expect pulp prices to modestly increase in all our markets in the first half of 2026 due to stable demand and global supply constraints.

In our solid wood segment, we currently expect U.S. and European lumber prices to modestly increase in the first half of 2026. In the U.S., the increase is driven by reduced overall supply, resulting from lower production from Canadian producers. In Europe, the increase is due to rising fiber costs. We currently expect mass timber prices to remain under pressure in the first half of 2026 primarily due to overall market weakness linked to the relatively high interest rate environment. Pallet prices are expected to be generally stable in the first half of 2026.

(57)

Summary Financial Highlights

	Year Ended December 31,
	2025	2024
	(in thousands, other than percent and per share amounts)
Statement of Operations Data
Revenues from external customers
Pulp segment	$1,386,680	$1,548,556
Solid wood segment	467,438	485,991
Corporate and other	13,952	8,813
Total revenues	$1,868,070	$2,043,360

Pulp Segment Operating EBITDA(1)	$15,601	$260,914
Solid wood Segment Operating EBITDA(1)	(25,192)	(4,390)
Corporate and other	(12,428)	(12,802)
Operating EBITDA(2)	$(22,019)	$243,722
Operating EBITDA margin(2)	(1%)	12%

Net loss	$(497,889)	$(85,141)
Net loss per common share
Basic	$(7.44)	$(1.27)
Diluted	$(7.44)	$(1.27)
Common shares outstanding at period end	66,983	66,871

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
(2)
Operating EBITDA and Operating EBITDA margin are non-GAAP measures. See “Non-GAAP Financial Measures” for their descriptions, limitations and why we consider them to be useful measures. The following table provides a reconciliation of net loss to operating income (loss) and Operating EBITDA for the years indicated:

	Year Ended December 31,
	2025	2024
	(in thousands)
Net loss	$(497,889)	$(85,141)
Income tax recovery	(13,322)	(1,774)
Interest expense	114,834	109,150
Other income	(1,372)	(7,228)
Operating income (loss)	(397,749)	15,007
Add: Depreciation and amortization	160,048	170,793
Add: Impairments of long-lived assets	215,682	—
Add: Loss on disposal of investment in joint venture	—	23,645
Add: Goodwill impairment	—	34,277
Operating EBITDA	$(22,019)	$243,722

(58)

Selected Production, Sales and Other Data

	Year Ended December 31,
	2025	2024
Pulp Segment
Pulp production ('000 ADMTs)
NBSK	1,518.4	1,589.1
NBHK	316.4	254.0
Annual maintenance downtime ('000 ADMTs)	125.7	86.9
Annual maintenance downtime (days)	86	57
Pulp sales ('000 ADMTs)
NBSK	1,502.4	1,647.5
NBHK	327.4	252.3
Average NBSK pulp prices ($/ADMT)(1)
Europe	1,525	1,519
China	722	774
North America	1,710	1,646
Average NBHK pulp prices ($/ADMT)(1)
China	539	645
North America	1,245	1,356
Average pulp sales realizations ($/ADMT)(2)
NBSK	743	784
NBHK	549	637
Energy production ('000 MWh)(3)	2,029.1	2,125.3
Energy sales ('000 MWh)(3)	718.9	797.2
Average energy sales realizations ($/MWh)(3)	97	91
Solid Wood Segment
Lumber
Production (MMfbm)	472.2	475.6
Sales (MMfbm)	464.8	470.4
Average sales realizations ($/Mfbm)	533	462
Energy
Production and sales ('000 MWh)	137.0	126.3
Average sales realizations ($/MWh)	139	131
Manufactured products(4)
Production ('000 m3)	30.5	34.0
Sales ('000 m3)	27.3	30.7
Average sales realizations ($/m3)	1,834	3,006
Pallets
Production ('000 units)	8,331.1	10,243.5
Sales ('000 units)	8,542.2	10,089.2
Average sales realizations ($/unit)	12	10
Biofuels(5)
Production ('000 tonnes)	141.3	160.4
Sales ('000 tonnes)	135.5	184.4
Average sales realizations ($/tonne)	254	217
Average Spot Currency Exchange Rates
$ / €(6)	1.1306	1.0820
$ / C$(6)	0.7159	0.7302

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
(6)
Average Federal Reserve Bank of New York Noon Buying Rates over the reporting period.

(59)

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

Consolidated – Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

Total revenues in 2025 decreased by approximately 9% to $1,868.1 million from $2,043.4 million in 2024. This decrease was primarily due to lower pulp and manufactured products sales volumes and realizations partially offset by higher lumber sales realizations.

Costs and expenses in 2025 modestly increased to $2,265.8 million from $2,028.4 million in 2024. This increase was primarily due to higher per unit fiber costs, negative foreign exchange impacts from a weaker dollar and higher planned maintenance costs for our pulp mills partially offset by lower pulp and pallet sales volumes and lower per unit energy costs.

In 2025, costs and expenses included an aggregate of non-cash impairments of $215.7 million recognized against long-lived assets at our Peace River mill and obsolete equipment. See “ - Results of Operations - Non-Cash Impairments of Long-Lived Assets”. In 2025, costs and expenses also included inventory impairment charges of $54.4 million primarily recorded against pulp inventory as a result of low pricing and high fiber costs. In 2024, costs and expenses included a non-cash loss of $23.6 million recognized in connection with the dissolution of the CPP joint venture and a non-cash goodwill impairment of $34.3 million related to the Torgau facility, which was recognized as a result of ongoing weakness in lumber, pallet and biofuels markets in Europe stemming from high interest rates and other economic conditions.

In 2025, cost of sales depreciation and amortization decreased by approximately 6% to $159.8 million from $170.5 million in 2024 as certain property, plant and equipment at our Rosenthal mill became fully depreciated in 2024.

Selling, general and administrative expenses were relatively steady at $114.4 million in 2025 compared to $116.4 million in 2024.

In 2025, we had a negative foreign exchange impact of approximately $53.8 million on our operating loss compared to 2024. This negative impact was primarily due to the effect of a weaker dollar on our euro denominated costs and expenses and on the revaluation of dollar denominated accounts receivable held at our foreign operations.

Our operating loss decreased to $397.7 million in 2025 from operating income of $15.0 million in 2024. This decrease was primarily due to the non-cash impairments on long-lived assets, lower pulp sales realizations, higher per unit fiber costs, the negative foreign exchange impacts from a weaker dollar, higher planned maintenance costs for our pulp mills and lower manufactured products sales realizations and volumes. In 2025, our operating loss also included inventory impairment charges of $54.4 million. These adverse impacts were partially offset by higher lumber sales realizations and lower per unit energy costs. In 2024, our operating loss included a non-cash goodwill impairment of $34.3 million related to the Torgau facility and a non-cash loss of $23.6 million recognized in connection with the dissolution of the CPP joint venture.

Interest expense in 2025 increased by approximately 5% to $114.8 million from $109.2 million in 2024. This increase primarily resulted from the replacement of maturing senior notes in October 2024 with higher interest senior notes with extended maturities.

Other income was $1.4 million in 2025 compared to $7.2 million in 2024. Other income in 2025 primarily consisted of interest earned on cash mostly offset by foreign exchange losses on the revaluation of dollar denominated cash held at our operations due to the weakening of dollar. Other income in 2024 primarily consisted of interest earned on cash.

In 2025, we had an income tax recovery of $13.3 million, or an effective tax rate of approximately 3%, and in 2024, we had an income tax recovery of $1.8 million, or an effective tax rate of 2%. Our effective tax rates were different from the statutory rates of the jurisdictions in which we operate as we do not recognize tax recoveries for certain entities which we do not expect to realize a tax benefit. In 2024, the effective tax rate was also impacted by the non-deductibility of the non-cash goodwill impairment.

(60)

In 2025, our net loss was $497.9 million, or $7.44 per share, compared to $85.1 million, or $1.27 per share in 2024. The net loss in 2025 included an aggregate of $215.7 million related to the non-cash impairments of long-lived assets. The net loss in 2024 included a total of $57.9 million related to the non-cash goodwill impairment and the non-cash loss recognized on disposal of our CPP joint venture investment.

In 2025, Operating EBITDA decreased to negative $22.0 million from positive $243.7 million in 2024. This decrease primarily resulted from lower pulp sales realizations, higher per unit fiber costs, the negative foreign exchange impacts from a weaker dollar, higher planned maintenance costs for our pulp mills, the inventory impairment and lower manufactured products sales realizations and volumes. These adverse impacts were partially offset by higher lumber sales realizations and lower per unit energy costs.

Pulp Segment – Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

Selected Financial Information

	Year Ended December 31,
	2025	2024
	(in thousands)
Pulp revenues	$1,304,823	$1,460,460
Energy and chemical revenues	$81,857	$88,096
Segment Operating EBITDA(1)	$15,601	$260,914

(1)
Segment Operating EBITDA is a measure of segment profit or loss presented in our financial statements under GAAP. Refer to the segment information note in our consolidated financial statements for more information.

Pulp segment revenues, comprised of pulp, energy and chemical revenues, decreased by approximately 10% to $1,386.7 million in 2025 from $1,548.6 million in 2024 driven by lower revenues from all our products.

Pulp revenues decreased by approximately 11% to $1,304.8 million in 2025 from $1,460.5 million in 2024 as a result of lower sales realizations and volumes.

Energy and chemical revenues decreased by approximately 7% to $81.9 million in 2025 from $88.1 million in 2024 primarily as a result of lower chemical sales realizations.

Total pulp production was relatively flat at 1,834,736 ADMTs in 2025 compared to 1,843,071 ADMTs in 2024. In 2025, our pulp mills had 112 days of downtime (approximately 159,400 ADMTs) which included 86 days of planned annual maintenance, 20 days of unplanned downtime at our Celgar mill due to mechanical failures and six additional days due to slower than expected start-up. In 2024, our pulp mills had 117 days of downtime (approximately 180,400 ADMTs) which included 57 days of planned annual maintenance, 53 days of unplanned downtime at our Peace River and Celgar mills due to mechanical failures and seven additional days due to slower than expected start-up.

We estimate that planned annual maintenance downtime in 2025 adversely impacted our Segment Operating EBITDA by approximately $120.8 million, comprised of approximately $85.5 million in direct out-of-pocket expenses and the balance in reduced production. Many of our competitors that report their financial results using International Financial Reporting Standards capitalize their direct costs of maintenance downtime.

In 2026, we currently have planned maintenance downtime for our pulp mills of an aggregate of 44 days, or approximately 53,400 ADMTs, which is expected to be comprised of 24 days in the third quarter and 20 days in the fourth quarter.

Pulp sales volumes decreased by approximately 4% to 1,829,888 ADMTs in 2025 from 1,899,754 ADMTs in 2024 driven by weaker demand and the timing of sales.

In 2025, the third-party industry quoted average list price for NBSK pulp in Europe was relatively stable, while the North American list price increased compared to 2024. The increase in North America was primarily due to stable demand and supply constraints. In 2025, the third-party industry quoted average net price for NBSK pulp in China decreased compared to 2024 as a result of an oversupplied paper market and

(61)

weaker demand driven by the current economic climate and global trade policy uncertainty. Third-party industry quoted average list prices for NBSK pulp in Europe and North America were approximately $1,525 per ADMT and $1,710 per ADMT, respectively, in 2025 compared to approximately $1,519 per ADMT and $1,646 per ADMT, respectively, in 2024. The third-party industry quoted average NBSK net price in China was approximately $722 per ADMT in 2025 compared to approximately $774 per ADMT in 2024. Prices quoted for China are net of discounts, allowances and rebates whereas quoted prices for Europe and North America are before applicable discounts, allowances and rebates.

In 2025, the third-party industry quoted average list price for NBHK pulp in North America decreased compared to 2024 as a result of downward price pressure from other markets. The third-party industry quoted average net price for NBHK pulp in China decreased compared to 2024 due to weaker demand driven by the current economic climate and global trade policy uncertainty and the impact of additional hardwood capacity that came online in 2024. The third-party industry quoted average list price for NBHK pulp in North America was approximately $1,245 per ADMT in 2025 compared to approximately $1,356 per ADMT in 2024. The third-party industry quoted average net price for NBHK pulp in China was approximately $539 per ADMT in 2025 compared to approximately $645 per ADMT in 2024.

Our average NBSK pulp sales realizations in 2025 decreased by approximately 5% to $743 per ADMT from $784 per ADMT in 2024 as lower prices in China were partially offset by higher prices in North America. In 2025, average NBHK pulp sales realizations decreased by approximately 14% to $549 per ADMT from $637 per ADMT in 2024 driven by lower prices in North America and China.

In 2025, we had a negative foreign exchange impact of approximately $43.8 million on Segment Operating EBITDA compared to 2024. This negative impact was primarily due to the effect of a weaker dollar on our euro denominated costs and expenses and on the revaluation of dollar denominated accounts receivables held at our foreign operations.

Costs and expenses in 2025 increased by approximately 17% to $1,685.3 million from $1,436.1 million in 2024 driven by the negative foreign exchange impact from a weaker dollar, higher per unit fiber costs and higher planned maintenance downtime. This increase was partially offset by lower pulp sales volume and lower per unit energy costs. Costs and expenses in 2025 included a non-cash impairment of $203.5 million recognized against long-lived assets at our Peace River mill due to the protracted down-cycle in hardwood pulp pricing. See “ - Results of Operations - Non-Cash Impairments of Long-Lived Assets”. Costs and expenses in 2025 also included an inventory impairment of $52.9 million recognized as a result of low pulp prices and high fiber costs. In 2024, costs and expenses included a non-cash loss of $23.6 million recognized in connection with the dissolution of the CPP joint venture.

In 2025, overall average per unit fiber costs increased by approximately 9% from 2024 primarily as a result of reduced supply in Germany and Canada. In 2026, per unit fiber costs are expected to increase due to continued supply constraints stemming from reduced sawmill activity in Canada and low harvesting levels in Germany.

Transportation costs for our pulp segment remained relatively flat at $142.4 million in 2025 compared to $145.7 million in 2024.

In 2025, Segment Operating EBITDA decreased to $15.6 million from $260.9 million in 2024. This decrease primarily resulted from lower pulp sales realizations, the negative foreign exchange impact from a weaker dollar, higher per unit fiber costs, higher planned maintenance downtime, the inventory impairment and lower chemical sales realizations partially offset by lower per unit energy costs.

(62)

Solid Wood Segment – Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

Selected Financial Information

	Year Ended December 31,
	2025	2024
	(in thousands)
Lumber revenues	$247,572	$217,471
Manufactured products revenues(1)	$57,470	$100,565
Pallet revenues	$100,124	$104,386
Biofuels revenues(2)	$34,454	$40,082
Energy revenues	$18,992	$16,512
Wood residuals revenues	$8,826	$6,975
Segment Operating EBITDA(3)	$(25,192)	$(4,390)

(1)
Manufactured products primarily includes CLT and glulam.
(2)
Biofuels includes pellets and briquettes.
(3)
Segment Operating EBITDA is a measure of segment profit or loss presented in our financial statements under GAAP. Refer to the segment information note in our consolidated financial statements for more information.

Solid wood segment revenues decreased by approximately 4% to $467.4 million in 2025 from $486.0 million in 2024 as higher lumber revenues were more than offset by lower revenues from manufactured products.

Lumber revenues in 2025 increased by approximately 14% to $247.6 million from $217.5 million in 2024 primarily due to higher sales realizations partially offset by lower sales volumes.

In 2025, manufactured products revenues decreased by approximately 43% to $57.5 million from $100.6 million in 2024 due to lower sales realizations and volumes as the ongoing elevated interest rate environment in the U.S. negatively impacted demand.

Pallet revenues in 2025 decreased by approximately 4% to $100.1 million from $104.4 million in 2024 as a result of lower sales volumes, as weak economic conditions in Europe continue to negatively impact demand. This decrease was partially offset by modestly higher sales realizations.

Biofuels, energy and wood residuals revenues in 2025 were flat at $62.3 million compared to $63.6 million in 2024.

Lumber production and sales volumes remained steady in 2025 at 472.2 MMfbm and 464.8 MMfbm, respectively, compared to production and sales volumes of 475.6 MMfbm and 470.4 MMfbm, respectively, in 2024.

Average lumber sales realizations increased by approximately 15% to $533 per Mfbm in 2025 from $462 per Mfbm in 2024 as a result of lower supply and improved demand in both the U.S. and European markets. The U.S. market accounted for approximately 46% of our lumber revenues and approximately 41% of our lumber sales volumes in 2025. The majority of the balance of our lumber sales were to Europe.

Manufactured products sales realizations decreased to $1,834 per m3 in 2025 from $3,006 per m3 in 2024 as the ongoing elevated interest rate environment in the U.S. negatively impacted demand.

Fiber costs were approximately 75% of our lumber cash production costs in 2025. In 2025, per unit fiber costs for lumber increased by approximately 26% compared to 2024 primarily due to reduced supply. In 2026, we currently expect per unit fiber costs to increase due to continued supply constraints.

Transportation costs remained relatively flat at $52.4 million in 2025 compared to $52.9 million in 2024.

In 2025, we recognized a non-cash impairment of $12.2 million against obsolete equipment in our solid wood segment. See “ - Results of Operations - Non-Cash Impairments of Long-Lived Assets”.

(63)

In 2025, Segment Operating EBITDA was negative $25.2 million compared to negative $4.4 million in 2024. This primarily resulted from higher per unit fiber costs and lower manufactured products sales realizations and volumes partially offset by higher lumber sales realizations.

Sensitivities

The following sensitivity analysis provides only a limited point-in-time view of the pulp price, lumber price, fiber costs, foreign exchange rates and inflation discussed. The actual impact of the underlying price, rate and inflation changes may differ materially from that shown in the sensitivity analysis.

Our earnings are sensitive to, among other things, fluctuations in:

Pulp Price. Pulp is a global commodity that is priced in dollars, whose markets are highly competitive and cyclical in nature. As a result, our earnings are sensitive to pulp price changes. Based upon our 2025 sales volume and assuming all other factors remained constant, each $10.00 per tonne change in pulp third-party industry quoted list prices yields a change in pulp revenues of approximately $12.6 million.

Lumber Price. Lumber markets are highly competitive and cyclical in nature. As a result, our earnings are sensitive to lumber price changes. Based upon our 2025 sales volume and assuming all other factors remain constant, each $10.00 per Mfbm change in lumber price yields a change in lumber revenues of approximately $4.6 million.

Fiber Costs. Our main raw material is fiber in the form of wood chips, pulp logs, sawlogs and lumber. Fiber is a commodity and both prices and supply are cyclical. As a result, our operating costs are sensitive to fiber cost changes. For our pulp segment, based upon our 2025 fiber costs and assuming all other factors remained constant, each 1% change in per unit fiber cost yields a change in annual operating costs of approximately $6.4 million. For our solid wood segment, based upon our 2025 fiber costs and assuming all other factors remained constant, each 1% change in per unit fiber cost yields a change in annual operating costs of approximately $2.7 million.

Foreign Exchange. Our operating costs are primarily in euros for our German mills and Canadian dollars for our Canadian mills. As a result, our operating costs will fluctuate with changes in the value of the dollar relative to the euro and Canadian dollar. Based on our 2025 operating costs and assuming all other factors remained constant, each $0.01 change in the value of the dollar relative to the euro yields a total change in annual operating costs of approximately $11.0 million. Based on our 2025 operating costs and assuming all other factors remained constant, each $0.01 change in the value of the dollar relative to the Canadian dollar yields a total change in annual operating costs of approximately $8.6 million.

Our energy, chemical, pallet, biofuel, wood residual and European lumber sales are made in local currencies and, as a result, will fluctuate with changes in the value of the dollar relative to the euro and Canadian dollar. Based on our 2025 energy, chemical, pallet, biofuel, wood residual and European lumber revenues and assuming all other factors remained constant, each $0.01 change in the value of the dollar relative to the euro yields a total change in revenues of approximately $2.7 million. Based on our 2025 energy and chemical revenues and assuming all other factors remained constant, each $0.01 change in the value of the dollar relative to the Canadian dollar yields a total change in energy and chemical revenues of approximately $0.1 million.

Our interest expense is primarily in euros for our German mills and Canadian dollars for our Canadian mills. As a result, our interest expense will fluctuate with changes in the value of the dollar relative to the euro and Canadian dollar. Based on our 2025 interest expense and assuming all other factors remained constant, each $0.01 change in the value of the dollar relative to the euro yields a total change in annual interest expense of approximately $0.1 million. Based on our 2025 interest expense and assuming all other factors remained constant, each $0.01 change in the value of the dollar relative to the Canadian dollar yields a total change in interest expense of approximately $0.1 million.

Inflation. Our key production input costs are for fiber, chemicals and energy. Other material costs in our business include maintenance, freight and labor costs. As a result, our operating costs are sensitive to

(64)

inflation. For our pulp segment, based upon our 2025 cash production costs and assuming all other factors remained constant, each 1% change in per unit cash production cost yields a change in annual cash production costs of approximately $11.8 million. For our solid wood segment, based upon our 2025 cash production costs and assuming all other factors remained constant, each 1% change in per unit cash production cost yields a change in annual cash production costs of approximately $4.5 million.

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

Liquidity and Capital Resources

Summary of Cash Flows

	Year Ended December 31,
	2025	2024
	(in thousands)
Net cash from operating activities	$8,587	$90,204
Net cash used in investing activities	(81,326)	(66,992)
Net cash from (used in) financing activities	79,806	(152,783)
Effect of exchange rate changes on cash and cash equivalents	(5,187)	504
Net increase (decrease) in cash and cash equivalents	$1,880	$(129,067)

We operate in a cyclical industry and our operating cash flows vary accordingly. Our principal operating cash expenditures are for production costs, such as fiber, chemicals and energy costs, and other material operating costs for maintenance, freight and labor. Historically, we have met our liquidity needs principally from cash on hand, cash flow from operations, and, if needed, external borrowings, including borrowings under revolving credit facilities and issuances of debt securities.

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

•
cash received from customers;
•
cash paid to employees and suppliers;
•
cash paid for interest on our debt; and
•
cash paid or received for taxes.

In 2025, operating activities provided cash of $8.6 million compared to $90.2 million in 2024. A decrease in accounts receivable provided cash of $52.6 million in 2025 and an increase in accounts receivable used cash of $32.1 million in 2024. Adjusting for inventory impairments of $54.4 million, a decrease in inventories provided cash of $0.5 million in 2025 and adjusting for inventory impairments of $9.0 million, a decrease in inventories provided cash of $23.9 million in 2024. An increase in accounts payable and accrued expenses provided cash of $7.2 million in 2025 and a decrease in accounts payable and accrued expenses used cash of $17.7 million in 2024.

(65)

Cash Flows from Investing Activities

Cash from (used in) investing activities includes:

•
acquisitions of property, plant and equipment and businesses;
•
proceeds from the sale of assets; and
•
purchases and sales of short-term investments.

In 2025, investing activities used cash of $81.3 million. In 2025, we incurred $88.6 million of capital expenditures primarily related to completion of the wood room project at our Celgar mill, log yard upgrades at our Torgau facility and Friesau mill, upgrades to the digester evaporator and a new turbine generator at our Rosenthal mill, lime kiln improvements at our Stendal mill, sorting line upgrades and other strategic projects at our mass timber facilities, and maintenance projects across our operating segments. In 2025, we received $3.4 million in government grants for capital projects at our Celgar mill and mass timber facilities and $6.4 million of proceeds from sale of non-core property, plant and equipment primarily related to the sale of land from our sandalwood business.

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

Cash Flows from Financing Activities

Cash from (used in) financing activities includes:

•
issuances and payments of debt;
•
borrowings and payments under revolving lines of credit; and
•
payments of cash dividends and repurchases of stock.

In 2025, financing activities provided cash of $79.8 million. In 2025, we borrowed approximately $102.9 million under our revolving credit facilities and paid dividends of $10.0 million.

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

Balance Sheet Data

The following table is a summary of selected financial information for the dates indicated:

	As of December 31,
	2025	2024
	(in thousands)
Cash and cash equivalents	$186,805	$184,925
Working capital	$582,176	$653,466
Total assets	$2,041,420	$2,262,932
Long-term liabilities	$1,689,734	$1,576,619
Total shareholders' equity	$68,060	$429,775

(66)

Sources and Uses of Funds

Our principal sources of funds are cash flows from operations and cash and cash equivalents on hand. Our principal uses of funds consist of operating expenditures, capital expenditures and interest payments on our Senior Notes.

The following table sets out our total capital expenditures and interest expense for the periods indicated:

	Year Ended December 31,
	2025	2024
	(in thousands)
Capital expenditures	$88,583	$84,318
Cash paid for interest expense(1)	$108,046	$105,483
Interest expense(2)	$114,834	$109,150

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

As of December 31, 2025, we had cash and cash equivalents of $186.8 million and approximately $243.6 million available under our revolving credit facilities providing us with aggregate liquidity of approximately $430.4 million.

As of December 31, 2025, we had no material commitments to acquire assets or operating businesses.

On July 31, 2025, we announced that our board of directors had suspended our quarterly dividend. In making this determination, the change was considered prudent from a capital allocation standpoint in light of ongoing market and global trade environment uncertainties. Our capital allocation priorities are currently primarily focused on reducing our debt profile and capital expenditures relating to maintenance. At the same time, we may consider strategic capital expenditures that are accretive.

In 2026, excluding amounts being financed through government grants, we currently expect capital expenditures to be approximately $60.0 million to $80.0 million.

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

Based upon the current level of operations and our current expectations for future periods in light of the current economic environment, and in particular, current and expected pulp and lumber pricing and foreign exchange rates, we believe that cash flow from operations and available cash, together with available borrowings under our revolving credit facilities and access to capital markets, will be adequate to finance the capital requirements for our business during the next 12 months.

In the future we may make commitments to additional capital projects or make acquisitions to achieve our long-term goals, including expanding our assets and earnings, which may require capital resources. Capital resources may also be required to repay or refinance our maturing debt over the longer term. Such capital resources may be substantial. The necessary capital resources are expected to be generated from cash flow from operations, cash on hand, borrowings against assets, asset dispositions, the issuance of securities or other financing arrangements. We continually monitor potential capital sources, including debt and equity financings, to, among other things, meet our targeted liquidity requirements and balance sheet goals. Our

(67)

future success and ability to meet our business goals will be highly dependent on our ability to continue to access outside sources of capital.

Credit Facilities and Debt Covenants

We had the following principal amounts outstanding under our credit facilities and Senior Notes as of the dates indicated:

	As of December 31,
	2025	2024
	(in thousands)
German Revolving Facility	$200,925	$168,822
Rosenthal €2.6 million loan	$—	$—
Canadian Revolving Facility	$94,758	$347
Standby Letters of Credit Facility(1)	$—	$—
2028 Senior Notes	$400,000	$400,000
2029 Senior Notes	$875,000	$875,000

(1)
In October 2025, our Celgar mill and Peace River mill entered into a C$20.0 million revolving credit facility that matures in August 2027. This facility is available through letters of credit denominated in Canadian dollars and dollars and is guaranteed by Export Development Canada until August 2026.

For a description of such indebtedness, see Item 1. “Business – Description of Certain Indebtedness”.

Certain of our long-term obligations contain various financial tests and covenants customary to these types of arrangements.

Under the German Revolving Facility, the obligors must not exceed a ratio of net debt to EBITDA of 3.50:1.00 in any 12-month period and maintain defined capital of not less than €500.0 million.

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

The German Revolving Facility is provided by a syndicate of six financial institutions and the Canadian Revolving Facility is provided by three financial institutions. To date, we have not experienced any reductions in credit availability with respect to these credit facilities. However, if any of these financial institutions were to default on their commitment to fund, we could be adversely affected.

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

As of December 31, 2025, we were in full compliance with all of the covenants of our indebtedness.

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

(68)

As a result of the weakening of the dollar versus the euro and Canadian dollar as of December 31, 2025, we recorded a non-cash increase of $133.4 million in the carrying value of our net assets denominated in euros and Canadian dollars, consisting primarily of our property, plant and equipment. This non-cash increase does not affect our net loss, Operating EBITDA or cash but is reflected in our other comprehensive income (loss) and as an increase to our total equity. As a result, our accumulated other comprehensive loss decreased to $87.2 million.

Based upon the exchange rate as of December 31, 2025, the dollar was approximately 13% weaker against the euro and 5% weaker against the Canadian dollar since December 31, 2024. See Item 7A. “Quantitative and Qualitative Disclosures about Market Risk”.

Credit Ratings of Senior Notes

The Company and its Senior Notes are rated by Standard & Poor’s Rating Services, referred to as “S&P”, Moody’s Investors Service, Inc., referred to as “Moody’s” and Fitch Ratings, referred to as “Fitch”.

S&P, Moody’s and Fitch base their assessment of the credit risk on our Senior Notes on the business and financial profile of Mercer Inc. and our restricted subsidiaries under the indentures governing the Senior Notes. As of December 31, 2025, all of our subsidiaries were restricted subsidiaries. Factors that may affect our credit rating include changes in our operating performance and liquidity. Credit rating downgrades can adversely impact, among other things, future borrowing costs and access to capital markets.

In November 2025, Moody’s downgraded its rating on our Senior Notes to Caa2 from B3 and changed its outlook to stable from negative. In October 2025, S&P downgraded its rating on our Senior Notes from B to B- and revised its outlook to stable from negative. In January 2026, Fitch downgraded its rating on our Senior Notes from B+ to B- and maintained its outlook as negative.

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

Our significant accounting policies are disclosed in Note 1 to our audited annual consolidated financial statements included in Part IV of this Annual Report on Form 10-K. While all of the significant accounting policies are important to the consolidated financial statements, some of these policies may be viewed as having a high degree of judgment. On an ongoing basis using currently available information, management reviews its estimates, including those related to accounting for, among other things, future cash flows associated with impairment testing for long-lived assets, depreciation and amortization, pension and other post-retirement benefit obligations, deferred income taxes (valuation allowance and permanent reinvestment), revenues under long-term contracts, inventory impairment, assets and liabilities classified as held for sale and the fair value of disposal groups, legal liabilities and contingencies. Actual results could differ materially from these estimates, and changes in these estimates are recorded when known.

The following accounting policies require management’s most difficult, subjective and complex judgments, and are subject to a fair degree of measurement uncertainty.

Long-Lived Assets

As of December 31, 2025, we had long-lived assets recorded in our Consolidated Balance Sheet of $1,141.6

(69)

million. These long-lived assets include property, plant and equipment, net and amortizable intangible assets, net. In 2025, we recorded depreciation and amortization of $160.0 million and impairment charges of $215.7 million against long-lived assets at our Peace River mill and obsolete equipment. Depreciation, amortization and impairment charges are based on accounting estimates.

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

The unit of accounting for impairment testing for long-lived assets is its “Asset Group”, which includes property, plant and equipment and amortizable intangible assets, and liabilities directly related to those assets. We evaluate an Asset Group for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable, such as continuing operating losses. When an indicator that the carrying value of an Asset Group may not be recoverable is triggered, we compare the carrying value of the Asset Group to its forecasted undiscounted future cash flows. If the carrying value of the Asset Group is greater than the undiscounted future cash flows, an impairment charge is recorded based on the excess of the Asset Group’s carrying value over its fair value.

Impairment testing for long-lived assets requires us to apply judgment in estimating the future cash flows of the Asset Group. The significant estimates in the future cash flows include periods of operation, future production and sales volumes, selling prices, fiber costs, and long-term growth and discount rates. When performing impairment tests, we estimate the fair values of the assets using management’s best assumptions, which we believe are consistent with the assumptions that a hypothetical marketplace participant would use. Estimates and assumptions used in these tests are evaluated and updated each period an impairment indicator is triggered.

In 2025, the fair value measurement of the Peace River mill's Asset Group was sensitive to the key assumptions noted above. Changes in these assumptions would impact the fair value as follows:

Key assumptions	Change	Estimated impact on fair value
		(In thousands)
Estimated future cash flows	5% increase	$11,000
Discount rate	100 basis point increase	$(9,000)
Terminal growth rate	100 basis point increase	$7,000

Actual asset impairment losses could vary considerably from estimated impairment losses if actual results are not consistent with the assumptions and judgments used in estimating future cash flows.

Pension and Other Post-Retirement Benefit Obligations

We maintain defined benefit pension plans and an other post-retirement benefit plan for certain employees of our Peace River mill and our Celgar mill which are funded based on actuarial estimates and requirements and are non-contributory. We recognize the net funded status of the plans and we record net periodic benefit costs associated with these net obligations. As of December 31, 2025, we had pension and other post-retirement benefit obligations aggregating $93.0 million and accumulated pension plan assets with a fair value of $94.8 million. Our 2025 net periodic pension and other post-retirement benefit cost was $0.7 million. The amounts recorded for the net pension and other post-retirement obligations include various judgments and uncertainties.

(70)

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

Variations in assumptions described above could have a significant effect on the pension and other post-retirement benefits, net periodic benefit cost and obligation reported in our consolidated financial statements. For example, a one-percentage point change in any one of the following assumptions would have increased (decreased) our 2025 net periodic benefit cost and our accrued benefit obligation as follows:

	Net periodic benefit cost		Accrued benefit obligation
	1% increase	1% decrease	1% increase	1% decrease
	(in thousands)
Assumptions
Discount rate	$(208)	$194	$(10,687)	$12,827
Return on assets	$(919)	$920	$—	$—
Rate of compensation	$360	$(421)	$2,173	$(2,659)
Health care cost trend rate	$101	$(95)	$426	$(457)

Deferred Income Taxes

As of December 31, 2025, we had a deferred income tax liability of $58.3 million and a deferred income tax asset of $7.8 million, resulting in a net deferred income tax liability of $50.5 million. Our deferred income tax assets are net of a $198.8 million valuation allowance. Our deferred income tax assets are comprised primarily of income tax loss and interest carryforwards and deductible temporary differences, all of which will reduce taxable income in the future. We assess the realization of these deferred income tax assets at each

(71)

reporting period to determine whether it is more likely than not that the deferred income tax assets will be realized. Our assessment includes a review of all available positive and negative evidence, including, but not limited to, the following:

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

(72)

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to risks associated with fluctuations in:

•
foreign currency exchange rates;
•
prices for the products we manufacture;
•
fiber costs;
•
inflation;
•
interest rates; and
•
credit risk.

For a discussion of our earnings sensitivities to pulp and lumber prices, fiber costs, foreign exchange rates and inflation, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Sensitivities” on page 64 hereof.

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

Furthermore, certain of our assets and liabilities are denominated in euros and Canadian dollars. A depreciation of these currencies against the dollar will decrease the fair value of such financial instrument assets and an appreciation of these currencies against the dollar will increase the fair value of such financial instrument liabilities, thereby decreasing our fair value. An appreciation of these currencies against the dollar

(73)

will increase the fair value of such financial instrument assets and a depreciation of these currencies against the dollar will decrease the fair value of financial instrument liabilities, thereby increasing our fair value. As a result, our earnings can be subject to the potentially significant effect of foreign currency translation gains or losses in respect of these euro and Canadian dollar denominated financial instruments.

The following table provides information about our exposure to foreign currency exchange rate fluctuations for the carrying amount of financial instruments sensitive to such fluctuations as of December 31, 2025 and the expected cash flows from these instruments:

	As of December 31, 2025
			Expected maturity date
	Carrying Value	Fair Value	2026	2027	2028	2029	2030	Thereafter
	(in thousands)
Financial Instruments
in euros
Cash and cash equivalents	52,331	52,331	52,331	—	—	—	—	—
Accounts receivable, net	67,103	67,103	67,103	—	—	—	—	—
Accounts payable and other	101,404	101,404	101,404	—	—	—	—	—
Long-term debt	171,000	171,000	—	171,000	—	—	—	—

in Canadian dollars
Cash and cash equivalents	34,158	34,158	34,158	—	—	—	—	—
Accounts receivable, net	8,870	8,870	8,870	—	—	—	—	—
Accounts payable and other	70,189	70,189	70,189	—	—	—	—	—
Long-term debt	91,500	91,500	—	91,500	—	—	—	—

Product Price Risk

Historically, economic and market shifts, fluctuations in capacity and changes in foreign currency exchange rates have created cyclical changes in prices, sales volumes and margins for our principal products, being kraft pulp and lumber. In general, our products are commodities that are widely available from other producers and, because these products have few distinguishing qualities from producer to producer, competition is based primarily on price which is generally determined by supply relative to demand. The overall levels of demand for the products we manufacture, and consequently our sales and profitability, reflect fluctuations in end user demand.

Fiber Price Risk

Fiber in the form of wood chips, pulp logs, sawlogs and lumber represents our largest operating cost. Fiber is a market-priced commodity and, as such, is subject to fluctuations in prices based on supply and demand. Increases in the price of fiber will tend to increase our operating costs and reduce our operating margins.

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

(74)

The following table provides information about our exposure to interest rate fluctuations for the financial instruments sensitive to such fluctuations as of December 31, 2025 and expected cash flows from these instruments:

	As of December 31, 2025
				Expected maturity date
	Interest Rate	Principal Value ($)	Fair Value ($)	2026	2027	2028	2029
		(in thousands other than percentages)
Liabilities
Fixed rate long-term debt:
2028 Senior Notes	12.875%	400,000	310,088	—	—	400,000	—
2029 Senior Notes	5.125%	875,000	558,049	—	—	—	875,000
Variable rate long-term debt:
German Revolving Facility (1)	3.310%	200,925	200,925	—	200,925	—	—
Canadian Revolving Facility (2)	4.270%	94,758	94,758	—	94,758	—	—

(1)
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
(2)
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

Credit Risk

Our credit risk is primarily attributable to cash held in bank accounts and accounts receivable. We maintain cash balances in foreign financial institutions in excess of insured limits. We limit our credit exposure on cash held in bank accounts by periodically investing cash in excess of short-term operating requirements and debt obligations in low-risk government bonds, or similar debt instruments. Our credit risk associated with our sales is managed through setting credit limits, the purchase of credit insurance and for certain customers a letter of credit is received prior to shipping the product. We review new customers’ credit history before granting credit and conduct regular reviews of existing customers’ credit. Concentrations of credit risk are with customers and agents based primarily in Germany, China and the U.S.

Risk Management and Derivatives

We seek to manage these risks through internal risk management policies as well as, from time to time, through the periodic use of derivatives. We may also from time to time use derivatives to reduce or limit our exposure to interest rate and currency risks. We may also use derivatives to reduce or limit our exposure to fluctuations in pulp, lumber and energy prices. We may use derivatives to reduce our potential losses or to augment our potential gains, depending on our perception of future economic events and developments. These types of derivatives are generally highly speculative in nature. They are also very volatile as they are highly leveraged given that margin requirements are relatively low in proportion to notional amounts.

The principal derivatives we have periodically previously used are interest rate derivatives, pulp price derivatives, energy derivatives and foreign exchange derivatives.

Many of our strategies, including the use of derivatives, and the types of derivatives selected by us, are based on historical trading patterns and correlations and our expectations of future events. However, these strategies may not be effective in all market environments or against all types of risks. Unexpected market developments may affect our risk management strategies during this time, and unanticipated developments could impact our risk management strategies in the future. If any of the variety of instruments and strategies we utilize are not effective, we may incur significant losses.

As of December 31, 2025 and December 31, 2024, we had no outstanding derivatives measured at fair value.

(75)

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

We record unrealized gains and losses on our outstanding derivatives when they are marked-to-market at the end of each reporting period and realized gains or losses on them when they are settled. We determine market valuations based primarily upon observable market data or valuations provided by our counterparties.

We are exposed to modest credit related risks in the event of non-performance by counterparties to derivative contracts.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements required with respect to this Item 8, and as listed in Item 15 of this Annual Report on Form 10-K, are included in this Annual Report on Form 10-K commencing on page 81.

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

(76)

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

Management assessed the effectiveness of Mercer’s internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework, as issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2025.

The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their attestation report which appears in this Annual Report on Form 10-K.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the quarter ended December 31, 2025, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements, as defined in Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

(77)

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning our directors and remaining information required by this Item 10 is incorporated herein by reference to the sections entitled “Proposal 1 - Election of Directors”, “Share Ownership of Certain Beneficial Owners” and “Corporate Governance and Board Matters” in our proxy statement relating to our annual meeting to be held in 2026.

The information on beneficial ownership reporting compliance will be contained under the section entitled “Corporate Governance and Board Matters – Delinquent Section 16(a) Insider Reports” in our proxy statement relating to our annual meeting to be held in 2026, and such disclosure, if any, is incorporated herein by reference.

Executive Officers

Juan Carlos Bueno, age 57, has served as Chief Executive Officer and President and as a director since May 2022. His previous roles included from 2018 to March 2022 serving as the Chairman of the Board and co-founder of Global Energy which produces novel green energy generation devices. Prior to that, from 2011 to 2017, Mr. Bueno was Executive Vice President and Divisional CEO, Biomaterials, for Stora Enso Oyj, a manufacturer of pulp, paper and other forest products. At Stora Enso he designed and led their new biomaterials division, growing sales and profitability. The business included six manufacturing sites and a team of approximately 2,000 employees. Mr. Bueno created a vision and strategy to expand into new sectors such as lignin and hemicellulose. He also has broad experience in investor relations, board interaction and other key CEO functions. Prior to that, Mr. Bueno served in executive positions including Vice President, Crop Protection, President Agar Cross, Commercial Manager, Global Financial Analyst and Business Consultant with EI DuPont de Nemours & Company in Brazil, UK, Argentina, Colombia and USA. EI Dupont de Nemours & Company merged with the Dow Chemical Company to create DowDuPont. Mr. Bueno holds, among other things, a BSc., Industrial Engineering degree and a graduate degree in Negotiation & International Relations. Mr. Bueno has extensive global industrial and product experience and a proven track record of achieving commercial and operational excellence over a 30-year career.

Richard Short, age 58, has served as Chief Financial Officer and Secretary since June 2023 and was previously the Vice President, Controller since February 2014 and as Controller from November 2010 to February 2014, prior to which he served as Director, Corporate Finance since joining Mercer in 2007. Previous roles include Controller, Financial Reporting from 2006 to 2007 and Director, Corporate Finance from 2004 to 2006 with Catalyst Paper Corporation and Assistant Controller at The Alderwoods Group Inc. Mr. Short holds a Bachelor of Arts in Psychology from the University of British Columbia and has been a member of the Chartered Professional Accountants of Canada since 1993.

Adolf Koppensteiner, age 64, has been Chief Operating Officer, Pulp Products since August 2022, and previously served as Chief Operating Officer since January 1, 2018 and has served as Managing Director, Operations and Technical of the Stendal mill since October 2013. Previously, he served as Mill Manager at the Rosenthal mill since joining Mercer in 2007. In the past, Mr. Koppensteiner was Managing Director of Kvaerner Central Europe, where he was responsible for sales and service for fifteen years. His whole career has been in the pulp and paper industry, where he has held a variety of positions building up significant experience in engineering, project work, and pulp mill start-ups, as well as the development and optimization of operating processes.

Wolfram Ridder, age 64, has served as Senior Vice President of Innovation & Government Relations since February 2023, and previously served as Vice President of Business Development from 2005. Prior to this, he served as Managing Director at Mercer’s Stendal mill from 2001 to 2005. Mr. Ridder also served as Vice President Pulp Operations, Assistant to Chief Executive Officer from 1999 to 2005 and Assistant Managing Director at the Rosenthal mill from 1995 to 1998. Prior to joining Mercer, Mr. Ridder worked as a Scientist for pulping technology development at the German Federal Research Center for Wood Science and Technology in Hamburg from 1988 to 1995. Mr. Ridder has a Master of Business Administration and a Master of Wood Science and Forest Product Technology from Hamburg University.

(78)

Cindy Alekson, age 52, has served as Vice President, Controller since April 2023. Before this, she held the position of Director, External Reporting since joining Mercer in November 2011. Her previous roles include management positions responsible for financial reporting for public companies across several industries, including mining, high-tech and consumer products. Ms. Alekson holds a Bachelor of Science degree from the University of British Columbia and is a member of the Chartered Professional Accountants of British Columbia.

Genevieve Stannus, age 55, has served as Vice President, Treasurer since February 2021 and as Treasurer from July 2005 to February 2021, prior to which she served as Senior Financial Analyst since joining Mercer in August 2003. Prior to her role at Mercer, Ms. Stannus held Senior Treasury Analyst positions with Catalyst Paper Corporation and Pacifica Papers Inc. Ms. Stannus has over twenty years of experience in the forest products industry. She is a member of the Chartered Professional Accountants of Canada.

Dr. Carsten Merforth, age 59, has served as Chief Operating Officer, Wood Products since August 2022, prior to which he was the Managing Director of the Friesau sawmill since April 2017. Dr. Merforth was previously the managing director of several high-capacity sawmills for Rettenmeier Holding AG from 2000 to 2010 and from 2013 to 2014 and Pfeifer Holz GmbH from 2010 to 2012. Dr. Merforth serves as a board member of the German Sawmill Association DeSH, the President of the Main Association of the German Wood Industry HDH and a board member of the European Sawmilling Association EOS. He is also the spokesperson for the Raw Wood Working Group. He holds a Master of Forestry from Georg August University and a Doctorate of Forestry Economics from Albert Ludwigs University.

Wolfgang Beck, age 52, has served as Senior Vice President, Global Product Sourcing since September 1, 2022. Mr. Beck has served in different leading functions in Mercer’s German wood business since 2005, and most recently, he was Managing Director of Mercer Holz since 2016. In the past, Mr. Beck worked for a German state forest organization and in the German financial sector at the beginning of his career. He has been Managing Director of wood2M since 2016, a Joint Venture Company of Mercer and another Pulp and Paper Manufacturer. Mr. Beck is a committee chairman or member of various wood industry associations.

Guy Arguin, age 61, has served as Chief Human Resources Officer since January 2022, prior to which he was Senior Vice President, Human Resources for the Global Resources sector of SNC-Lavalin and Senior Vice President Human Resources and Human Resources Director roles with British American Tobacco across the Middle East, Northern Europe, France and Canada. Mr. Arguin started his professional career with Domtar in Montreal. Mr. Arguin has diverse Human Resources experiences across several sectors, such as Engineering and Consulting Services, Oil & Gas, Mining, Consumer Products and Pulp and Paper. Mr. Arguin holds a Master’s Degree in Industrial Relations and Human Resources from the Université du Québec en Outaouais and a Bachelor of Arts in Industrial Relations from McGill University. He is also a Certified Human Resources Professional and a certified Executive Coach from the Academy of Executive Coaching in the U.K.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference from the proxy statement relating to our annual meeting to be held in 2026.

(79)

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated by reference from the proxy statement relating to our annual meeting to be held in 2026.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated herein by reference to the section entitled “Corporate Governance and Board Matters – Review and Approval of Related Party Transactions” of our proxy statement relating to our annual meeting to be held in 2026.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated by reference from the section entitled “Independent Registered Public Accounting Firm – Fees of Independent Registered Public Accounting Firm” of our proxy statement relating to our annual meeting to be held in 2026.

(80)

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

(a)(2) Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(a)(3) Exhibits

Exhibits that are not filed herewith have been previously filed with the SEC and are incorporated herein by reference.

Exhibit No.	Description of Exhibit

3.1	Articles of Incorporation of Mercer International Inc., as amended. Incorporated by reference from Form 8-A filed March 2, 2006.

3.2	Bylaws of Mercer International Inc. Incorporated by reference from Form 10-K filed February 17, 2022.

4.1	Description of Securities. Incorporated by reference from Form 10-K filed February 13, 2020.

4.2

Indenture dated January 26, 2021 between Mercer International Inc. and Wells Fargo Bank, National Association, as trustee, relating to the 2029 Senior Notes. Incorporated by reference from Form 8-K filed January 26, 2021.

4.3

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

(81)

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

10.5†*	Form of Indemnity Agreement between Mercer International Inc. and Directors.

10.6†

Mercer International Inc. Amended and Restated 2022 Stock Incentive Plan. Incorporated by reference from Appendix A to Mercer International Inc.’s definitive proxy statement on Schedule 14A filed April 17, 2025.

10.7†	Employment Agreement dated October 2, 2006 between Stendal Pulp Holding GmbH and Wolfram Ridder. Incorporated by reference from Form 8-K filed October 3, 2006.

10.8†

Chief Operating Officer and Managing Director Service Agreement, as amended, dated June 1, 2019 between Stendal Pulp Holding GmbH and Adolf Koppensteiner. Incorporated by reference from Form 10-K filed February 13, 2020.

10.9†	Employment Agreement between Mercer International Inc. and Juan Carlos Bueno, dated March 11, 2022. Incorporated by reference from Form 8-K filed March 16, 2022.

10.10†	Employment Agreement between Mercer International Inc. and Richard Short, dated April 14, 2015. Incorporated by reference from Form 10-K filed February 15, 2024.

10.11†*	Employment Agreement between Mercer Timber Products GmbH and Carsten Merforth, dated February 17, 2017.

19.1	Securities Law Compliance Policy. Incorporated by reference from Form 10-K filed February 20, 2025.

21.1*	List of Subsidiaries of Registrant.

23.1*	Consent of PricewaterhouseCoopers LLP.

31.1*	Section 302 Certificate of Chief Executive Officer.

31.2*	Section 302 Certificate of Chief Financial Officer.

32.1*	Section 906 Certificate of Chief Executive Officer.

32.2*	Section 906 Certificate of Chief Financial Officer.

97.1

Policy relating to recovery of erroneously awarded compensation, as required by applicable listing standards adopted pursuant to 17 CFR 240.10D-1 - Mercer International Inc. Clawback Policy. Incorporated by reference from Form 10-K filed February 15, 2024.

101*

The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Statements of Operations; (ii) Consolidated Statements of Comprehensive Loss; (iii) Consolidated Balance Sheets; (iv) Consolidated Statements of Changes in Shareholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to the Consolidated Financial Statements.

104*	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2025, has been formatted in iXBRL.

* Filed herewith.

† Denotes management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

(82)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Mercer International Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Mercer International Inc. and its subsidiaries (the Company) as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive loss, of changes in shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control ‒ Integrated Framework(2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control ‒ Integrated Framework(2013) issued by the COSO.

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

(83)

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

Impairment assessment of long-lived assets for the Peace River mill asset group

As described in Notes 1 and 7 to the consolidated financial statements, the Company’s Peace River mill asset group as of December 31, 2025 amounted to $125 million, after recording an impairment charge of $203 million. The unit of account for impairment testing for long-lived assets is its asset group, which includes the carrying value of property, plant and equipment and amortizable intangible assets and liabilities directly related to those assets. Management evaluates an asset group for impairment whenever events or changes in circumstances indicate that the carrying value of the asset group may not be recoverable. When an indicator that the carrying value of an asset group may not be recoverable is triggered, management compares the carrying value of the asset group to its forecasted undiscounted future cash flows. If the carrying value of an asset group is greater than its forecasted undiscounted future cash flows, an

(84)

impairment charge is recorded based on the excess of the asset group’s carrying value over its fair value. A revised forecast reflecting a sustained weakness in hardwood prices was identified as an impairment indicator for the Peace River mill asset group, and management performed a recoverability test on the Peace River mill asset group as of December 31, 2025. As the Peace River mill asset group’s carrying value was not recoverable through its forecasted undiscounted future cash flows, management estimated the Peace River mill asset group’s fair value through a discounted cash flow model, which required management to apply judgment and develop significant unobservable inputs related to periods of operation, future production and sales volumes, selling prices, fiber costs, and long-term growth and discount rates.

The principal considerations for our determination that performing procedures relating to the impairment assessment of the Peace River mill asset group is a critical audit matter are (i) the significant judgment by management when developing the fair value of the Peace River mill asset group; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures to evaluate management’s significant unobservable inputs used in the determination of the fair value of the Peace River mill asset group, related to periods of operation, future production and sales volumes, selling prices, fiber costs, and long-term growth and discount rates, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s impairment assessment, including controls relating to the significant unobservable inputs used in the impairment assessment of the Peace River mill asset group. These procedures also included, among others, (i) testing management’s process for developing the fair value of the Peace River mill asset group; (ii) evaluating the appropriateness of the discounted cash flow model used by management; (iii) testing the completeness and accuracy of underlying data used in the discounted cash flow model; and (iv) evaluating the reasonableness of significant unobservable inputs used by management related to periods of operation, future production and sales volumes, selling prices, fiber costs, and long-term growth and discount rates. Evaluating whether management’s significant unobservable inputs related to periods of operation, future production and sales volumes, selling prices, and fiber costs were reasonable involved considering: (i) the current and past performance of the Peace River mill asset group, (ii) the consistency with external market and industry data, and (iii) the consistency with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the discounted cash flow model, (ii) the reasonableness of the long-term growth rate, and (iii) the discount rate.

/s/PricewaterhouseCoopers LLP

Chartered Professional Accountants

Vancouver, Canada February 12, 2026

We have served as the Company’s auditor since 2007.

(85)

MERCER INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands of U.S. dollars, except per share data)

	For the Year Ended December 31,
	2025	2024	2023
Revenues	$1,868,070	$2,043,360	$1,993,844
Costs and expenses
Cost of sales, excluding depreciation and amortization	1,775,941	1,683,456	1,853,482
Cost of sales depreciation and amortization	159,757	170,542	172,223
Selling, general and administrative expenses	114,439	116,433	123,179
Impairments of long-lived assets	215,682	—	—
Impairment of sandalwood business	—	—	33,734
Loss on disposal of investment in joint venture	—	23,645	—
Goodwill impairment	—	34,277	—
Operating income (loss)	(397,749)	15,007	(188,774)
Other income (expenses)
Interest expense	(114,834)	(109,150)	(88,246)
Other income	1,372	7,228	7,197
Total other expenses, net	(113,462)	(101,922)	(81,049)
Loss before income taxes	(511,211)	(86,915)	(269,823)
Income tax recovery	13,322	1,774	27,767
Net loss	$(497,889)	$(85,141)	$(242,056)
Net loss per common share
Basic	$(7.44)	$(1.27)	$(3.65)
Diluted	$(7.44)	$(1.27)	$(3.65)
Dividends declared per common share	$0.150	$0.300	$0.300

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands of U.S. dollars)

	For the Year Ended December 31,
	2025	2024	2023
Net loss	$(497,889)	$(85,141)	$(242,056)
Other comprehensive income (loss)
Gain related to defined benefit pension plans	7,616	5,128	4,063
Income tax recovery (provision)	2,642	(653)	(252)
Gain related to defined benefit pension plans, net of tax	10,258	4,475	3,811
Foreign currency translation adjustments	133,359	(104,392)	49,480
Other comprehensive income (loss), net of tax	143,617	(99,917)	53,291
Total comprehensive loss	$(354,272)	$(185,058)	$(188,765)

See accompanying Notes to the Consolidated Financial Statements.

(86)

MERCER INTERNATIONAL INC.

CONSOLIDATED BALANCE SHEETS

(In thousands of U.S. dollars, except share and per share data)

	December 31,
	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$186,805	$184,925
Accounts receivable, net	298,889	327,345
Inventories	359,401	361,682
Prepaid expenses and other	20,707	17,601
Assets classified as held for sale	—	18,451
Total current assets	865,802	910,004
Property, plant and equipment, net	1,115,490	1,254,715
Amortizable intangible assets, net	26,110	49,829
Operating lease right-of-use assets	6,818	7,598
Pension asset	12,975	9,378
Deferred income tax assets	7,839	17,778
Other long-term assets	6,386	13,630
Total assets	$2,041,420	$2,262,932
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and other	$282,881	$248,661
Pension and other post-retirement benefit obligations	745	732
Liabilities associated with assets held for sale	—	7,145
Total current liabilities	283,626	256,538
Long-term debt	1,605,144	1,473,986
Pension and other post-retirement benefit obligations	10,392	11,134
Operating lease liabilities	3,858	4,793
Deferred income tax liabilities	58,298	74,772
Other long-term liabilities	12,042	11,934
Total liabilities	1,973,360	1,833,157
Shareholders’ equity
Common shares $1 par value; 200,000,000 authorized; 66,983,000 issued and outstanding (2024 – 66,871,000)	66,871	66,850
Additional paid-in capital	365,357	362,782
Retained earnings (accumulated deficit)	(277,016)	230,912
Accumulated other comprehensive loss	(87,152)	(230,769)
Total shareholders’ equity	68,060	429,775
Total liabilities and shareholders’ equity	$2,041,420	$2,262,932

Commitments and contingencies (Note 21)

See accompanying Notes to the Consolidated Financial Statements.

(87)

MERCER INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands of U.S. dollars)

	Common shares
	Number (thousands of shares)	Amount, at Par Value	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance as of December 31, 2022	66,167	$66,132	$354,495	$598,119	$(179,962)	$838,784
Shares issued on grants of restricted shares	54	35	(35)	—	—	—
Shares issued on grants of performance share units	254	254	(254)	—	—	—
Shares issued on grants of restricted share units	50	50	(50)	—	—	—
Stock compensation expense	—	—	5,341	—	—	5,341
Net loss	—	—	—	(242,056)	—	(242,056)
Dividends declared	—	—	—	(19,950)	—	(19,950)
Other comprehensive income	—	—	—	—	53,291	53,291
Balance as of December 31, 2023	66,525	66,471	359,497	336,113	(126,671)	635,410
Shares issued on grants of restricted shares	21	54	(54)	—	—	—
Shares issued on grants of performance share units	325	325	(325)	—	—	—
Stock compensation expense	—	—	3,664	—	—	3,664
Net loss	—	—	—	(85,141)	—	(85,141)
Dividends declared	—	—	—	(20,060)	—	(20,060)
Disposal of investment in joint venture	—	—	—	—	(4,181)	(4,181)
Other comprehensive loss	—	—	—	—	(99,917)	(99,917)
Balance as of December 31, 2024	66,871	66,850	362,782	230,912	(230,769)	429,775
Shares issued on grants of restricted shares	112	21	(21)	—	—	—
Stock compensation expense	—	—	2,596	—	—	2,596
Net loss	—	—	—	(497,889)	—	(497,889)
Dividends declared	—	—	—	(10,039)	—	(10,039)
Other comprehensive income	—	—	—	—	143,617	143,617
Balance as of December 31, 2025	66,983	$66,871	$365,357	$(277,016)	$(87,152)	$68,060

See accompanying Notes to the Consolidated Financial Statements.

(88)

MERCER INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of U.S. dollars)

	For the Year Ended December 31,
	2025	2024	2023
Cash flows from (used in) operating activities
Net loss	$(497,889)	$(85,141)	$(242,056)
Adjustments to reconcile net loss to cash flows from operating activities
Depreciation and amortization	160,048	170,793	172,502
Deferred income tax recovery	(11,318)	(35,721)	(36,392)
Inventory impairment	54,400	9,000	58,600
Impairments of long-lived assets	215,682	—	—
Impairment of sandalwood business	—	—	33,734
Loss on disposal of investment in joint venture	—	23,645	—
Goodwill impairment	—	34,277	—
Defined benefit pension plans and other post-retirement benefit plan expense	692	1,272	5,214
Stock compensation expense	2,285	3,859	5,922
Foreign exchange transaction losses (gains)	16,390	(8,311)	3,905
Other	7,107	2,087	(5,092)
Defined benefit pension plans and other post-retirement benefit plan contributions, net of withdrawals	3,025	(675)	(1,152)
Changes in working capital
Accounts receivable	52,588	(32,094)	52,507
Inventories	526	23,907	(15,836)
Accounts payable and accrued expenses	7,162	(17,680)	(98,182)
Prepaid expenses and other	(2,111)	986	(2,679)
Net cash from (used in) operating activities	8,587	90,204	(69,005)
Cash flows from (used in) investing activities
Purchase of property, plant and equipment	(88,583)	(84,318)	(136,324)
Proceeds from sale of property, plant and equipment	6,383	19,874	3,408
Acquisition, net of cash acquired	—	—	(82,100)
Property insurance proceeds	—	773	12,203
Proceeds from government grants	3,357	787	5,569
Other	(2,483)	(4,108)	(2,623)
Net cash used in investing activities	(81,326)	(66,992)	(199,867)
Cash flows from (used in) financing activities
Redemption of senior notes	—	(300,000)	—
Proceeds from issuance of senior notes	—	206,000	200,000
Proceeds from (repayment of) revolving credit facilities, net	102,888	(25,061)	61,272
Dividend payments	(10,039)	(20,060)	(19,950)
Payment of debt issuance costs	—	(4,515)	(4,865)
Payment of finance lease obligations	(13,181)	(8,918)	(7,785)
Other	138	(229)	(48)
Net cash from (used in) financing activities	79,806	(152,783)	228,624
Effect of exchange rate changes on cash and cash equivalents	(5,187)	504	208
Net increase (decrease) in cash and cash equivalents	1,880	(129,067)	(40,040)
Cash and cash equivalents, beginning of year	184,925	313,992	354,032
Cash and cash equivalents, end of year	$186,805	$184,925	$313,992

Supplemental cash flow disclosure:
Cash paid for interest	$108,046	$105,483	$79,620
Cash paid for income taxes	$26,018	$22,494	$63,551
Supplemental schedule of non-cash investing and financing activities:
Leased production and other equipment	$14,164	$11,906	$3,310

See accompanying Notes to the Consolidated Financial Statements.
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

Use of Estimates

Preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant management judgment is required in determining the accounting for, among other things, future cash flows associated with impairment testing for long-lived assets, depreciation and amortization, pension and other post-retirement benefit obligations, deferred income taxes (valuation allowance and permanent reinvestment), revenues under long-term contracts, inventory impairment, legal liabilities and contingencies. Actual results could differ materially from these estimates, and changes in these estimates are recorded when known.

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

(90)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Inventories

Inventories of raw materials, finished goods and work in progress are valued at the lower of cost or net realizable value and are released from inventory on the same basis. Spare parts and other materials are valued at the lower of cost and replacement cost. Cost includes labor, materials and production overhead and is determined by using the weighted-average cost method. Raw materials inventories include pulp logs, sawlogs, wood chips and lumber. These inventories are located both at the mills, or facilities, and at various offsite locations. In accordance with industry practice, physical inventory counts utilize standardized techniques to estimate quantities of such inventory volumes. These techniques historically have provided reasonable estimates of such inventories.

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

Impairment of Long-Lived Assets

The unit of account for impairment testing for long-lived assets is its “Asset Group”, which includes property, plant and equipment and amortizable intangible assets, and liabilities directly related to those assets. The Company evaluates an Asset Group for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable, such as continuing operating losses. When an indicator that the carrying value of an Asset Group may not be recoverable is triggered, the Company compares the carrying value of the Asset Group to its forecasted undiscounted future cash flows. If the carrying value of the Asset Group is greater than the forecasted undiscounted future cash flows, an impairment charge is recorded based on the excess of the Asset Group’s carrying value over its fair value.

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

PSUs provide the holder the right to receive upon vesting a common share of the Company, a cash payment or a combination of common shares or cash, as determined by the Company, if certain market and/or performance goals established by the Company are met. The performance objective period is generally three years. The fair value of PSUs granted with a performance condition is based on the expected number of shares to be awarded and the quoted price of the Company’s shares on the grant date. The fair value of PSUs granted with a market condition is estimated using a Monte Carlo simulation model which utilizes inputs such as the current share price, expected volatility and a risk-free interest rate.

The fair value of equity settled restricted shares, RSUs, and DSUs (“Equity DSUs”) is based on the quoted price of the Company’s shares on the grant date. The vesting period for restricted shares and Equity DSUs is generally one year. The vesting period for RSUs is generally three years.

DSUs which are settled in cash (“Cash Only DSUs”), are settled based on the quoted price of the Company's shares on the redemption date. Prior to its settlement, Cash Only DSUs are accounted for as a liability and measured based on the quoted price of the Company's shares on the balance sheet date. The change in the fair value of the outstanding Cash Only DSUs is recorded as an expense in the Consolidated Statements of Operations. The vesting period is generally one year or less.

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

Derivative Financial Instruments

The Company occasionally enters into derivative financial instruments to manage certain market risks. These derivative instruments are not designated as hedging instruments and accordingly, are recorded at fair value in the Consolidated Balance Sheets with the changes in fair value recognized in “Other income” in the Consolidated Statements of Operations. Periodically, the Company enters into derivative contracts to purchase materials for its own use, and also enter into contracts to sell commodities that result in physical delivery. As these contracts result in physical delivery and are intended to be utilized or sold as part of the Company’s ordinary course of business, they qualify for the normal purchases and normal sales exception and as such are exempt from mark-to-market accounting.

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

New Accounting Pronouncements Adopted

Improvements to Income Tax Disclosures

In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, which requires additional disaggregation of the reconciliation between the statutory and effective tax rate for an entity and of income taxes paid. The amendments improve the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information by jurisdiction. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. The Company has elected to apply this guidance prospectively in the Income Taxes Note by providing the required disclosures for the period ended December 31, 2025 and continuing to provide the pre-ASU 2023-09 disclosures for the comparative periods.

(96)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Accounting Pronouncements to be Adopted

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU 2024-03, which expands disclosures about specific expense categories presented on the face of the statement of operations and addresses requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, and depreciation and amortization) in commonly presented expense captions (such as cost of sales and selling, general and administrative expenses). ASU 2024-03 is effective for fiscal years beginning after December 15, 2026 and interim periods thereafter with early adoption permitted. The Company is currently assessing the impact of ASU 2024-03 to the consolidated financial statements.

Note 2. Disposal of Investment in Joint Venture

In 2024, the Company entered into an agreement with West Fraser to dissolve the CPP joint venture and effectively relinquished its contractual sharing of control over the joint venture. A non-cash loss in the Consolidated Statements of Operations of $23,645 was recognized as the estimated proceeds, comprised of inventory, were less than the net carrying amount of the disposal group. The disposal group included the equity investment and the actuarial gains related to a defined benefit pension plan recognized in “Accumulated other comprehensive loss” in the Consolidated Balance Sheet. The estimated fair value of the proceeds was determined using Level 2 inputs based on the market value of inventory.

Note 3. Assets and Liabilities Classified as Held for Sale

In 2023, the Company committed to a plan to sell the sandalwood business and classified the assets and associated liabilities of the business, referred to as the “disposal group”, as held for sale. Concurrently with this classification, the Company determined the net book value of the disposal group exceeded its estimated fair value and recognized a non-cash impairment charge of $33,734 in the Consolidated Statements of Operations.

In 2024 and 2025, substantially all the assets and liabilities were sold or settled in line with their initial estimated fair values and therefore, no gain or loss was recognized upon disposal or settlement.

Note 4. Business Interruption Insurance

For the year ended December 31, 2025, there were no business interruption insurance claims.

For the year ended December 31, 2024, the Company received business interruption insurance payments of C$2.3 million ($1,688) and property insurance payments of C$1.1 million ($773) as a result of damage to the Celgar mill’s lime kiln equipment.

For the year ended December 31, 2023, the Company received business interruption insurance payments of €15.2 million ($16,553) as a result of damage to the Rosenthal mill’s turbine in 2021. In 2023, the Company also received business interruption insurance payments of €16.3 million ($17,665) and property insurance payments of €11.2 million ($12,203) related to a fire which occurred in the woodyard of the Stendal mill in 2022.

The business interruption and property insurance proceeds were recognized in “Cost of sales, excluding depreciation and amortization” in the Consolidated Statements of Operations.

(97)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 5. Accounts Receivable, Net

Accounts receivable, net as of December 31, 2025 and December 31, 2024, was comprised of the following:

	December 31,
	2025	2024
Trade, net of allowance of $1,277 (2024 — $1,285)	$270,502	$309,501
Sales and income taxes receivable	20,679	8,643
Other	7,708	9,201
	$298,889	$327,345

Note 6. Inventories

Inventories as of December 31, 2025 and December 31, 2024, were comprised of the following:

	December 31,
	2025	2024
Raw materials	$92,885	$131,396
Finished goods	118,674	101,121
Spare parts and other	147,842	129,165
	$359,401	$361,682

For the year ended December 31, 2025, the Company recorded inventory impairment charges of $54,400 primarily as a result of low pulp prices and high fiber costs. As of December 31, 2025, $17,800 of the write-down was recorded against raw materials inventory and $5,200 was recorded against finished goods inventory.

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

Note 7. Property, Plant and Equipment, Net

Property, plant and equipment, net as of December 31, 2025 and December 31, 2024, was comprised of the following:

	Estimated Useful Lives	December 31,
	(Years)	2025	2024
Land		$88,255	$82,015
Buildings	10 - 50	419,507	386,559
Production and other equipment	5 - 25	2,663,992	2,355,131
		3,171,754	2,823,705
Less: accumulated depreciation and impairment		(2,056,264)	(1,568,990)
		$1,115,490	$1,254,715

(98)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

In late 2025, a revised forecast reflecting sustained weakness in hardwood pulp prices led the Company to perform a recoverability test on the long-lived assets of its Peace River mill, referred to as the “asset group”. Based on this assessment, the Company determined that the asset group’s carrying value was not recoverable through forecasted undiscounted future cash flows. Consequently, an impairment charge of $203,435 was recognized, representing the excess of the asset group’s carrying value of $328,720 over its estimated fair value of $125,285. Of the total impairment, the Company charged $176,944 and $26,491 against property, plant, and equipment and intangible assets, respectively. The remaining assets within the asset group are reported under the pulp segment. The asset group’s fair value is a Level 3 measurement derived from a discounted cash flow model. This valuation relies on significant unobservable inputs, including estimated periods of operation, future production and sales volumes, selling prices, fiber costs, and long-term growth and discount rates. The model utilizes a 2% long-term growth rate and an 11.5% discount rate. Estimated selling prices were derived from forecasts provided by an independent third-party pricing service.

In 2025, the Company recognized an impairment loss of $12,247 related to certain non-core equipment identified as obsolete. Based on the results of a recoverability test, the Company determined these assets had no future service potential and were written down to their estimated fair value of approximately $1,144. The fair value measurement of the non-core equipment was determined using Level 3 unobservable inputs, reflecting management's assessment of nominal salvage value and the absence of an active secondary market.

As of December 31, 2025, property, plant and equipment was net of $92,442 of unamortized government grants (2024 – $107,196). Amortization expense related to government grants for the year ended December 31, 2025 was $15,694 (2024 – $18,233; 2023 – $18,720). In 2025, the Company received government grants of $3,357 (2024 – $787; 2023 – $5,569). The 2025 government grants partially funded strategic projects at our mass timber facilities and the Celgar mill wood room. These grants were netted against “Property, plant and equipment, net” in the Consolidated Balance Sheets.

The Company maintains industrial landfills on its premises for the disposal of waste, primarily from the mills’ pulp processing activities. The mills have obligations under their landfill permits to decommission these disposal facilities pursuant to certain regulations. As of December 31, 2025, the Company had recorded $10,648 (2024 – $9,931) of asset retirement obligations in “Other long-term liabilities” in the Consolidated Balance Sheets.

Note 8. Amortizable Intangible Assets, Net

Amortizable intangible assets, net as of December 31, 2025 and December 31, 2024, were comprised of the following:

	Estimated	December 31, 2025			December 31, 2024
	Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization and Impairment	Net	Gross Carrying Amount	Accumulated Amortization	Net
Energy sales agreements	11-12	$29,616	$(17,286)	$12,330	$26,186	$(12,978)	$13,208
Timber cutting rights	30	36,735	(34,525)	2,210	34,992	(7,071)	27,921
Software and other intangible assets	5	43,736	(32,166)	11,570	34,177	(25,477)	8,700
		$110,087	$(83,977)	$26,110	$95,355	$(45,526)	$49,829

In connection with the Peace River mill recoverability test, the Company recognized an impairment charge of $26,491 in 2025, comprised of $25,876 against timber cutting rights and the remainder against software and other intangible assets. See the Property, Plant and Equipment, Net Note for additional detail.

Amortization expense related to intangible assets for the year ended December 31, 2025 was $6,711 (2024 – $5,953; 2023 – $13,645).

(99)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Amortization expense for the next five years related to intangible assets as of December 31, 2025 is expected to be as follows:

	2026	2027	2028	2029	2030
Amortization expense	$6,160	$5,900	$4,095	$2,810	$1,776

Note 9. Goodwill

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

Note 10. Accounts Payable and Other

Accounts payable and other as of December 31, 2025 and December 31, 2024, was comprised of the following:

	December 31,
	2025	2024
Trade payables	$72,046	$53,610
Accrued expenses	85,720	73,755
Interest payable	32,946	33,312
Income tax payable	11,099	30,459
Payroll-related accruals	25,156	24,100
Deposits for mass timber sales contracts (a)	16,434	4,345
Wastewater fee (b)	10,570	6,324
Finance lease liability	13,664	9,415
Operating lease liability	3,097	2,874
Other	12,149	10,467
	$282,881	$248,661
(a)
Revenues recognized for the year ended December 31, 2025 and 2024 from amounts recorded as deposits, advances or progress billings within “Accounts payable and other” at the beginning of each year were $4,345 and $15,262, respectively.
(b)
The Company is required to pay certain fees based on wastewater emissions at its German mills. Accrued fees can be reduced upon the mills’ demonstration of improved wastewater emissions. Reduction to the wastewater fee for the year ended December 31, 2025 was approximately $nil (2024 – $2,189; 2023 – $4,348).

(100)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 11. Debt

Debt as of December 31, 2025 and December 31, 2024, was comprised of the following:

		December 31,
	Maturity	2025	2024
Senior notes (a)
12.875% senior notes	2028	$400,000	$400,000
5.125% senior notes	2029	875,000	875,000

Credit arrangements
€370.1 million German joint revolving credit facility (b)	2027	200,925	168,822
C$160.0 million Canadian joint revolving credit facility (c)	2027	94,758	347
€2.6 million demand loan (d)		—	—
C$20 million standby letters of credit facility (e)	2027	—	—

Finance lease liability		54,873	48,214
		1,625,556	1,492,383
Less: unamortized senior note issuance costs		(6,748)	(8,982)
Less: finance lease liability due within one year		(13,664)	(9,415)
		$1,605,144	$1,473,986

The maturities of the principal portion of debt as of December 31, 2025 were as follows:

	Senior Notes and Credit Arrangements	Finance Leases
2026	$—	$15,272
2027	295,683	14,116
2028	400,000	11,956
2029	875,000	7,614
2030	—	4,015
Thereafter	—	5,508
	1,570,683	58,481
Less imputed interest	—	(3,608)
Total payments	$1,570,683	$54,873

Certain of the Company’s debt instruments were issued under agreements which, among other things, may limit its ability and the ability of its subsidiaries to make certain payments, including dividends. These limitations are subject to specific exceptions. As of December 31, 2025, the Company was in compliance with the terms of its debt agreements.

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

The 2029 Senior Notes can be redeemed at 100.00% of their principal amount. The following table presents the redemption prices (expressed as percentages of principal amount) and the redemption periods of the 2028 Senior Notes:

2028 Senior Notes
12 Month Period Beginning	Percentage
October 1, 2025	106.438%
October 1, 2026	103.219%
October 1, 2027 and thereafter	100.000%

(b)
A €370.1 million joint revolving credit facility for the German mills that matures in September 2027. Borrowings under the facility are unsecured and bear interest at Euribor plus a variable margin ranging from 1.40% to 2.35% dependent on conditions including but not limited to a prescribed leverage ratio. The facility is sustainability linked whereby the interest rate margin is subject to upward or downward adjustments of up to 0.05% per annum if the Company achieves, or fails to achieve, certain specified sustainability targets. As of December 31, 2025, approximately €171.0 million ($200,925) of this facility was drawn and accruing interest at a rate of 3.310%, approximately €14.4 million ($16,958) was supporting bank guarantees and approximately €184.7 million ($217,014) was available.
(c)
A C$160.0 million joint revolving credit facility for the Celgar mill, Peace River mill and certain other Canadian subsidiaries that matures in January 2027. The facility is available by way of: (i) Canadian dollar denominated advances, which bear interest at a designated prime rate per annum; (ii) Canadian dollar denominated advances, which bear interest at the applicable Adjusted Term Canadian Overnight Repo Rate Average plus 1.20% to 1.45% per annum; (iii) dollar denominated base rate advances at the greater of the federal funds rate plus 0.50%, an Adjusted Term Secured Overnight Financing Rate (“SOFR”) for a one month tenor plus 1.00% and the bank’s applicable reference rate for dollar denominated loans; and (iv) dollar denominated SOFR advances, which bear interest at Adjusted Term SOFR plus 1.20% to 1.45% per annum. As of December 31, 2025, approximately C$129.9 million ($94,758) of this facility was drawn and accruing interest at a rate of 4.270%, approximately C$0.6 million ($470) was supporting letters of credit and approximately C$17.5 million ($12,753) was available.
(d)
A €2.6 million demand loan for Rosenthal that does not have a maturity date. Borrowings under this facility are unsecured and bear interest at the rate of the three-month Euribor plus 2.50%. As of December 31, 2025, approximately €2.6 million of this facility was supporting bank guarantees and approximately $nil was available.
(e)
In October 2025, the Company entered into a C$20.0 million revolving credit facility for the Celgar mill and Peace River mill that matures in August 2027. This facility is available through letters of credit denominated in Canadian dollars and dollars, which incur fees at the greater of 0.50% per annum of the face amount of the letter of credit or C$300. The facility and all letters of credit issued under the facility are guaranteed by Export Development Canada until August 2026. As of December 31, 2025, C$1.1 million ($800) of this facility was supporting letters of credit and approximately C$18.9 million ($13,792) was available.

(102)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 12. Pension and Other Post-Retirement Benefit Obligations

Defined Benefit Plans

Pension benefits are based on employees’ earnings and years of service. The defined benefit plans are funded by contributions from the Company based on actuarial estimates and statutory requirements. Information about the Celgar and Peace River defined benefit plans, in aggregate for the year ended December 31, 2025 was as follows:

	2025
	Pension	Other Post- Retirement Benefits	Total
Change in benefit obligation
Benefit obligation, December 31, 2024	$82,382	$9,254	$91,636
Service cost	2,658	140	2,798
Interest cost	4,023	442	4,465
Benefit payments	(4,123)	(514)	(4,637)
Actuarial gains	(4,564)	(1,206)	(5,770)
Foreign currency exchange rate changes	4,065	438	4,503
Benefit obligation, December 31, 2025	84,441	8,554	92,995

Reconciliation of fair value of plan assets
Fair value of plan assets, December 31, 2024	89,148	—	89,148
Actual returns	8,295	—	8,295
Surplus refund	(3,025)	—	(3,025)
Benefit payments	(4,049)	—	(4,049)
Foreign currency exchange rate changes	4,464	—	4,464
Fair value of plan assets, December 31, 2025	94,833	—	94,833
Funded status, December 31, 2025	$10,392	$(8,554)	$1,838

Components of the net benefit cost recognized
Service cost	$2,658	$140	$2,798
Interest cost	4,023	442	4,465
Expected return on plan assets	(5,504)	—	(5,504)
Amortization of unrecognized items	(324)	(743)	(1,067)
Net benefit cost	$853	$(161)	$692

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

The Company anticipates that it will make contributions to the defined benefit plans of approximately $nil in 2026. Estimated future benefit payments under these plans as of December 31, 2025 were as follows:

	Pension	Other Post-Retirement Benefits
2026	$4,002	$505
2027	$4,251	$518
2028	$4,490	$531
2029	$4,742	$541
2030	$4,968	$549
2031-2035	$27,627	$2,870

(104)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Weighted Average Assumptions

The weighted-average assumptions used to determine the benefit obligations at the measurement dates and the net benefit costs for the years ended December 31, 2025, 2024 and 2023 were as follows for Celgar’s defined benefit plan:

	For the Year Ended December 31,
	2025	2024	2023
Benefit obligations
Discount rate	5.10%	4.70%	4.60%
Rate of compensation increase	2.50%	2.50%	2.50%
Net benefit cost for year ended
Discount rate	4.70%	4.60%	5.00%
Rate of compensation increase	2.50%	2.50%	2.50%
Expected rate of return on plan assets	5.50%	5.45%	5.45%

The weighted-average assumptions used to determine the benefit obligations at the measurement dates and the net benefit costs for the years ended December 31, 2025, 2024 and 2023 were as follows for Peace River’s defined benefit plan:

	For the Year Ended December 31,
	2025	2024	2023
Benefit obligations
Discount rate	5.10%	4.70%	4.60%
Rate of compensation increase	2.75%	2.75%	2.75%
Net benefit cost for year ended
Discount rate	4.70%	4.60%	5.00%
Rate of compensation increase	2.75%	2.75%	2.75%
Expected rate of return on plan assets	6.23%	6.18%	6.18%

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

The assumed health care cost trend rates used to determine the other post-retirement benefit obligations as of December 31, 2025 and December 31, 2024 were as follows:

	December 31,
	2025	2024
Health care cost trend rate assumed for next year	4.25%	4.50%
Rate to which the cost trend is assumed to decline (ultimate trend rate)	3.50%	3.50%
Year that the rate reaches the ultimate trend rate	2029	2029

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

The following table presents the Celgar and Peace River defined benefit pension plans’ assets fair value measurements as of December 31, 2025 under the fair value hierarchy:

	Fair value measurements as of December 31, 2025 using:
Asset Category	Level 1	Level 2	Level 3	Total
Equity securities	$—	$58,286	$—	$58,286
Debt securities	—	33,655	—	33,655
Other	—	2,892	—	2,892
Total assets	$—	$94,833	$—	$94,833

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

(106)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Defined Contribution Plans

Effective December 31, 2008, the defined benefit plans at the Celgar mill were closed to new members. In addition, the related defined benefit service accrual ceased on December 31, 2008, and members began to receive pension benefits, at a fixed contractual rate, under a defined contribution plan effective January 1, 2009. The Company’s head office employees also participate in a defined contribution plan. During the year ended December 31, 2025, the Company made contributions of $2,752 to these plans (2024 – $2,634; 2023 – $2,477).

Multiemployer Plan

The Company participates in a multiemployer plan for the hourly-paid employees at the Celgar mill. The contributions to the plan are determined based on a percentage of pensionable earnings pursuant to a collective bargaining agreement. The Company has no current or future contribution obligations in excess of the contractual contributions. During the year ended December 31, 2025, the Company made contributions of $2,253 to this plan (2024 – $2,128; 2023 – $2,193).

Plan details for the years ended December 31, 2025, 2024 and 2023 were as follows:

	Provincially Registered Plan	Expiration Date of Collective Bargaining	Are the Company's Contributions Greater Than 5% of Total Contributions
Legal name	Number	Agreement	2025	2024	2023
The Pulp and Paper Industry Pension Plan	P085324	April 30, 2029	Yes	Yes	Yes

Note 13. Income Taxes

The components of loss before income taxes for the years ended December 31, 2025, 2024 and 2023 were as follows:

	For the Year Ended December 31,
	2025	2024	2023
U.S.	$(120,255)	$(80,257)	$(69,116)
Foreign	(390,956)	(6,658)	(200,707)
	$(511,211)	$(86,915)	$(269,823)

(107)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Income tax recovery recognized in the Consolidated Statements of Operations for the years ended December 31, 2025, 2024 and 2023 was comprised of the following:

	For the Year Ended December 31,
	2025	2024	2023
Current income tax recovery (provision)
U.S. Federal	$(21)
U.S. State	(30)
U.S.	(51)	$(640)	$1,564
Foreign	2,055	(33,307)	(10,189)
Total current income tax recovery (provision)	$2,004	$(33,947)	$(8,625)

Deferred income tax recovery (provision)
Foreign	$11,318	$35,721	$36,392

Total income tax recovery (provision)
U.S. Federal	$(21)
U.S. State	(30)
U.S.	(51)	$(640)	$1,564
Foreign	13,373	2,414	26,203
Total income tax recovery	$13,322	$1,774	$27,767

For the years ended December 31, 2025, 2024 and 2023, the foreign current income tax provision (recovery) was primarily for German entities.

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

The Company and/or one or more of its subsidiaries file income tax returns in the U.S., Germany, Canada and Australia. Currently, the Company does not anticipate that the expiration of the statute of limitations or the completion of audits in the next fiscal year will result in liabilities for uncertain income tax positions that are materially different than the amounts accrued or disclosed as of December 31, 2025. However, this could change as tax years are examined by taxing authorities, the timing of which are uncertain at this time. The German tax authorities have completed examinations up to and including the 2021 tax year for all but one German entity which had its examination completed up to and including the 2019 tax year. The Company is generally not subject to U.S. or Canadian income tax examinations for tax years before 2022 and 2021, respectively. The Company believes that it has adequately provided for any reasonably foreseeable outcomes related to its tax audits and that any settlement will not have a material adverse effect on its consolidated results.

The liability in the Consolidated Balance Sheets related to unrecognized tax benefits was $nil as of December 31, 2025 (2024 – $nil). The Company recognizes interest and penalties related to unrecognized tax benefits in “Income tax recovery” in the Consolidated Statements of Operations. During the years ended December 31, 2025, 2024 and 2023, the Company did not record any interest and penalties related to unrecognized tax benefits.

(108)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

The difference between the U.S. Federal statutory and the Company’s effective rate for the year ended December 31, 2025 was as follows:

	For the Year Ended December 31,
	Amount	%
Income tax recovery using U.S. Federal statutory rate on loss before income taxes	$107,354	21.0%
U.S. Federal
Changes in valuation allowances	(20,435)	(4.0%)
Other (a)	(4,424)	(0.9%)
U.S. state income taxes, net of federal income tax effect (b)	(30)	(0.0%)
Foreign tax effects
Germany
Trade taxes	10,689	2.1%
Changes in valuation allowances	(13,515)	(2.6%)
Other (a)	(223)	(0.0%)
Canada
Statutory income tax rate differential	(18,365)	(3.6%)
Provincial taxes	25,989	5.1%
Changes in valuation allowances	(72,747)	(14.2%)
Other (a)	(557)	(0.1%)
Australia
Changes in valuation allowances	(7,201)	(1.4%)
Prior year true-up: Non-capital loss and others	6,610	1.3%
Other (a)	177	0.0%
Income tax recovery and effective tax rate	$13,322	2.6%
(a)
Primarily includes return-to-provision adjustments, non-taxable government subsidies, tax benefit of partnership structure and the effect of statutory tax rate changes enacted during the period.
(b)
In 2025, state income taxes in Maryland and Louisiana comprise the majority of the U.S. state income taxes, net of federal income tax effect category.
(109)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Differences between the U.S. Federal statutory and the Company’s effective rates for the years ended December 31, 2024 and 2023 were as follows:

	For the Year Ended December 31,
	2024	2023
U.S. Federal statutory rate	21%	21%

Income tax recovery using U.S. Federal statutory rate on loss before income taxes	$18,252	$56,663
Tax differential on foreign income (loss)	(1,243)	9,049
Effect of foreign earnings (a)	(5,169)	—
Valuation allowance	(2,392)	(39,810)
Tax benefit of partnership structure	1,479	3,132
Non-taxable foreign subsidies	2,332	3,297
Non-deductible goodwill impairment	(10,039)	—
True-up of prior year taxes	(363)	(4,553)
Other	(1,083)	(11)
Income tax recovery	$1,774	$27,767
(a)
Primarily due to the impact of the global intangible low-taxed income provision in the Tax Cuts and Jobs Act of 2017.

Deferred income tax assets and liabilities as of December 31, 2025 and December 31, 2024 were comprised of the following:

	December 31,
	2025	2024
German tax loss carryforwards	$20,090	$18,843
U.S. tax loss carryforwards and credits	88,205	61,318
Canadian tax loss carryforwards	56,886	34,758
Australian tax loss carryforwards	9,047	5,544
Basis difference between income tax and financial reporting with respect to operating sites	(51,025)	(109,550)
Amortizable intangible assets	(822)	(6,973)
Accounts payable and accrued expenses	4,020	3,100
Finance leases	9,883	10,799
Scientific research and experimental development investment tax credit and expenditure pool	8,076	6,390
Other	3,958	575
	148,318	24,804
Valuation allowance	(198,777)	(81,798)
Net deferred income tax liability	$(50,459)	$(56,994)

Comprised of:
Deferred income tax asset	$7,839	$17,778
Deferred income tax liability	(58,298)	(74,772)
Net deferred income tax liability	$(50,459)	$(56,994)

(110)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

The following table details the scheduled expiration dates of the Company’s net operating loss, interest, investment tax credit and other tax attributes carryforwards as of December 31, 2025:

	Amount	Expiration
U.S.
Net operating loss	$76,800	Indefinite
Interest	$343,200	Indefinite
Germany
Corporate and trade tax loss	$101,300	Indefinite
Interest	$24,800	Indefinite
Canada
Net operating loss	$174,100	2036 – 2044
Interest	$51,500	Indefinite
Scientific research and experimental development investment tax credit	$6,800	2030 – 2044
Australia
Net operating loss	$30,200	Indefinite

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

Changes in valuation allowances related to net deferred tax assets for the years ended December 31, 2025 and 2024 were as follows:

	December 31,
	2025	2024
Beginning of year balance	$81,798	$78,689
Additions (reversals)
U.S.	20,435	8,727
Germany	13,515	—
Canada	72,747	(7,815)
Australia	7,201	610
The impact of changes in foreign exchange rates	3,081	1,587
End of year balance	$198,777	$81,798

As of December 31, 2025, the Company has a full valuation allowance against the net deferred tax assets of its U.S., Canadian and certain German entities.

The Company has not recognized a tax liability on the undistributed earnings of its foreign subsidiaries as of December 31, 2025 because these earnings are expected to be permanently reinvested outside the U.S. or repatriated without incurring a tax liability.

(111)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Income tax payments (net of refunds) by jurisdiction for the year ended December 31, 2025 were as follows:

For the Year Ended
December 31, 2025
U.S. state	$548
Foreign
Germany Federal	2,828
Germany state and local
Thuringia	6,610
Saalburg-Ebersdorf	6,478
Arneburg	3,753
Rosenthal	3,576
Torgau	1,482
Other	743
Total	$26,018

Global Corporate Minimum Tax Rate

In 2021, the Organisation for Economic Co-operation and Development proposed a global corporate minimum tax rate of 15% (the “Pillar Two” rules). As of December 31, 2025, Germany, Canada and Australia have enacted laws to conform with the Pillar Two rules, but the U.S. has not. The enacted Pillar Two rules have not had a material impact to the Company's effective tax rates and tax liabilities as of December 31, 2025. The Company will continue to monitor the impact of proposed and enacted legislative changes in the geographic regions in which we operate.

Note 14. Shareholders’ Equity

Dividends

The Company’s board of directors declared quarterly dividends during the years ended December 31, 2025 and 2024 as follows:

Date Declared	Dividend Per Common Share	Amount
February 20, 2025	$0.075	$5,015
May 1, 2025	0.075	5,024
	$0.150	$10,039

Date Declared	Dividend Per Common Share	Amount
February 15, 2024	$0.075	$5,014
May 9, 2024	0.075	5,015
August 8, 2024	0.075	5,015
October 31, 2024	0.075	5,016
	$0.300	$20,060

Share Capital

Preferred Shares

The Company has authorized 50,000,000 preferred shares (2024 – 50,000,000) with $1 par value issuable in series, of which 2,000,000 shares have been designated as Series A. The preferred shares may be issued in one or more series. Designations and preferences for each series shall be stated in the resolutions providing for the designation and issuance of each such series adopted by the Company’s board of directors. The board of directors is authorized by the

(112)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Company’s articles of incorporation to determine the voting, dividend, redemption and liquidation preferences pertaining to each such series. As of December 31, 2025, no preferred shares had been issued by the Company.

Stock-Based Compensation

The Company has a stock incentive plan which provides for stock options, RSUs, DSUs, restricted shares, performance shares, PSUs, and stock appreciation rights to be awarded to employees, consultants and non-employee directors. During the year ended December 31, 2025, there were no issued and outstanding stock options, performance shares or stock appreciation rights. As of December 31, 2025, after factoring in all allocated shares, there remain approximately 3.1 million common shares available for grant.

As of December 31, 2025, the total compensation cost related to non-vested PSUs, restricted shares, RSUs and DSUs not recognized was approximately $4,288 which will be recognized over a weighted average period of approximately two years.

The following table summarizes non-vested PSU activity during the year ended December 31, 2025:

	Number of PSUs	Weighted Average Grant Date Fair Value Per Unit
Balance as of January 1, 2025	4,379,461	$10.22
Granted	2,316,304	6.38
Forfeited	(2,302,073)	10.13
Balance as of December 31, 2025	4,393,692	$8.25

The weighted-average grant date fair value per unit of all PSUs granted in 2024 and 2023 was $7.71 and $11.36, respectively. The total fair value of PSUs vested and issued in 2025, 2024 and 2023 was $nil, $2,609 and $2,943, respectively.

The following table summarizes non-vested restricted share and DSU activity during the year ended December 31, 2025:

	Equity Based Awards			Liability Based Awards
	Number of Restricted Shares	Number of Equity DSUs	Weighted Average Grant Date Fair Value Per Share	Number of Cash Only DSUs
Balance as of January 1, 2025	21,054	50,397	$9.43	31,581
Granted	111,732	101,956	3.58	55,866
Vested	(21,054)	(50,397)	9.43	(31,581)
Balance as of December 31, 2025	111,732	101,956	$3.58	55,866

The weighted-average grant date fair value per share of all restricted shares and Equity DSUs granted in 2024 and 2023 was $9.43 and $8.83, respectively. The total fair value of restricted shares and Equity DSUs vested and issued in 2025, 2024 and 2023 was $262, $787 and $920, respectively.

For the year ended December 31, 2025, the Company granted 273,501 RSUs with a weighted-average grant date fair value of $6.50 per unit. There were 50,397 Equity DSUs granted to directors that were vested but not settled as of December 31, 2025.

(113)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 15. Net Loss Per Common Share

The reconciliation of basic and diluted net loss per common share for the years ended December 31, 2025, 2024 and 2023 was as follows:

	For the Year Ended December 31,
	2025	2024	2023
Net loss
Basic and diluted	$(497,889)	$(85,141)	$(242,056)

Net loss per common share
Basic	$(7.44)	$(1.27)	$(3.65)
Diluted	$(7.44)	$(1.27)	$(3.65)

Weighted average number of common shares outstanding:
Basic (a)	66,934,388	66,821,951	66,407,248
Diluted	66,934,388	66,821,951	66,407,248
(a)
For the year ended December 31, 2025, the basic weighted average number of common shares outstanding excludes 111,732 restricted shares which have been issued, but have not vested as of December 31, 2025 (2024 – 21,054 restricted shares; 2023 – 54,227 restricted shares) and includes vested Equity DSUs.

The calculation of diluted net loss per common share does not assume the exercise of any instruments that would have an anti-dilutive effect on net loss per common share. Instruments excluded from the calculation of net loss per common share because they were anti-dilutive for the years ended December 31, 2025, 2024 and 2023 were as follows:

	For the Year Ended December 31,
	2025	2024	2023
PSUs	4,393,692	4,379,461	3,672,227
Restricted shares	111,732	21,054	54,227
RSUs	273,501	—	—
Equity DSUs	101,956	50,397	44,914

(114)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Note 16. Accumulated Other Comprehensive Loss

The change in accumulated other comprehensive loss by component (net of tax) for the years ended December 31, 2025, 2024 and 2023 was as follows:

	Foreign Currency Translation Adjustments	Defined Benefit Pension and Other Post-Retirement Benefit Items	Total
Balance as of December 31, 2022	$(195,085)	$15,123	$(179,962)
Other comprehensive income before reclassifications	49,480	756	50,236
Amounts reclassified	—	3,055	3,055
Other comprehensive income	49,480	3,811	53,291
Balance as of December 31, 2023	(145,605)	18,934	(126,671)
Other comprehensive income (loss) before reclassifications	(104,392)	5,235	(99,157)
Amounts reclassified	—	(760)	(760)
Other comprehensive income (loss)	(104,392)	4,475	(99,917)
Disposal of investment in joint venture	—	(4,181)	(4,181)
Balance as of December 31, 2024	(249,997)	19,228	(230,769)
Other comprehensive income before reclassifications	133,359	11,325	144,684
Amounts reclassified	—	(1,067)	(1,067)
Other comprehensive income	133,359	10,258	143,617
Balance as of December 31, 2025	$(116,638)	$29,486	$(87,152)

Foreign currency translation adjustments recognized in other comprehensive income (loss) include intra-entity foreign currency loans that are of a long-term investment nature. For the year ended December 31, 2025, the foreign currency translation gain from these transactions was $1,491 (2024 – loss of $1,355; 2023 – gain of $2,190).

Note 17. Related Party Transactions

For the year ended December 31, 2025, services from the Company’s 20% owned logging and chipping operation were $8,390 (2024 – $7,356; 2023 – $11,350) and as of December 31, 2025, the Company had a receivable balance from the operation of $1,077 (December 31, 2024 – receivable of $348).

For the year ended December 31, 2025, services from the Company's 26% owned wood purchasing operations were $9,851 (2024 – $5,044; 2023 – $2,274) and as of December 31, 2025, the Company had a $nil balance outstanding with the operation (December 31, 2024 – receivable of $50).

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

The CODM uses net income (loss) before interest, tax, depreciation and amortization and impairments of long-lived assets (“Segment Operating EBITDA”) as the primary measure in its review of segment operating performance, using the measure to assess segment trends and identify strategies to improve the allocation of resources among the reportable segments.

Total assets and the income or loss items following Segment Operating EBITDA, other than depreciation, amortization and impairment of long-lived assets, are not allocated to the segments, as those items are reviewed separately by management.

(116)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Information about certain segment data for the years ended December 31, 2025, 2024 and 2023, was as follows:

Year Ended December 31, 2025	Pulp	Solid Wood	Total of Segments (a)
Revenues from external customers	$1,386,680	$467,438	$1,854,118
Intersegment revenues	1,083	45,246	46,329
	1,387,763	512,684	1,900,447
Less segment expenses:
Fiber	635,426	269,915
Maintenance (b)	177,857	43,827
Freight	142,381	52,350
Labor (c)	93,104	59,573
Chemicals	124,821	—
Energy	42,038	30,512
Other (d)	156,535	81,699
Segment Operating EBITDA	$15,601	$(25,192)	$(9,591)

Purchase of property, plant and equipment	$63,059	$25,417	$88,476
(a)
The total of segments’ revenues, Segment Operating EBITDA and purchases of property, plant and equipment are reconciled to the corresponding consolidated amounts as follows:

Year Ended December 31, 2025	Pulp	Solid Wood	Total
Reconciliation of revenues
Total of segments’ revenues			$1,900,447
Sandalwood business revenues			13,952
Elimination of intersegment revenues			(46,329)
Consolidated revenues			$1,868,070

Reconciliation to loss before income taxes
Total of segments’ Segment Operating EBITDA			$(9,591)
Segment depreciation and amortization	(104,727)	(54,689)	(159,416)
Impairments of long-lived assets	(203,435)	(12,247)	(215,682)
Interest expense			(114,834)
Other income			1,372
Corporate expenses and eliminations			(13,060)
Consolidated loss before income taxes			$(511,211)

Reconciliation of purchases of property, plant and equipment
Total of segments’ purchase of property, plant and equipment			$88,476
Corporate and other			107
Consolidated purchase of property, plant and equipment			$88,583
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

(117)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Year Ended December 31, 2025	Pulp	Solid Wood	Corporate and Other	Consolidated
Revenues from external customers by major products
Pulp	$1,304,823	$—	$—	$1,304,823
Lumber	—	247,572	—	247,572
Energy and chemicals	81,857	18,992	7,663	108,512
Manufactured products (a)	—	57,470	—	57,470
Pallets	—	100,124	—	100,124
Biofuels (b)	—	34,454	—	34,454
Wood residuals	—	8,826	6,289	15,115
Total revenues from external customers	$1,386,680	$467,438	$13,952	$1,868,070

Revenues from external customers by geography (c)
U.S.	$141,946	$155,311	$1,689	$298,946
Foreign countries
Germany	280,460	193,693	1,121	475,274
China	547,697	1,672	803	550,172
Other countries	416,577	116,762	10,339	543,678
	1,244,734	312,127	12,263	1,569,124
Total revenues from external customers	$1,386,680	$467,438	$13,952	$1,868,070
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
(a)
The total of segments’ revenues, Segment Operating EBITDA and purchases of property, plant and equipment are reconciled to the corresponding consolidated amounts as follows:

Year Ended December 31, 2024	Pulp	Solid Wood	Total
Reconciliation of revenues
Total of segments’ revenues			$2,069,871
Sandalwood business revenues			8,813
Elimination of intersegment revenues			(35,324)
Consolidated revenues			$2,043,360

Reconciliation to loss before income taxes
Total of segments’ Segment Operating EBITDA			$256,524
Segment depreciation and amortization	(119,501)	(50,430)	(169,931)
Loss on disposal of investment in joint venture	(23,645)	—	(23,645)
Goodwill impairment	—	(34,277)	(34,277)
Interest expense			(109,150)
Other income			7,228
Corporate expenses and eliminations			(13,664)
Consolidated loss before income taxes			$(86,915)

Reconciliation of purchases of property, plant and equipment
Total of segments’ purchase of property, plant and equipment			$84,132
Corporate and other			186
Consolidated purchase of property, plant and equipment			$84,318
(b)
Maintenance expense for the pulp segment includes expenditures for planned annual maintenance downtime at our pulp mills.
(c)
Labor expense excludes maintenance and indirect labor costs.
(d)
Purchase of pulp inventory from the CPP mill prior to the disposition in 2024.
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
(a)
The total of segments’ revenues, Segment Operating EBITDA and purchases of property, plant and equipment are reconciled to the corresponding consolidated amounts as follows:

Year Ended December 31, 2023	Pulp	Solid Wood	Total
Reconciliation of revenues
Total of segments’ revenues			$2,030,572
Sandalwood business revenues			5,660
Elimination of intersegment revenues			(42,388)
Consolidated revenues			$1,993,844

Reconciliation to loss before income taxes
Total of segments’ Segment Operating EBITDA			$35,546
Segment depreciation and amortization	(114,151)	(57,320)	(171,471)
Impairment of sandalwood business			(33,734)
Interest expense			(88,246)
Other income			7,197
Corporate expenses and eliminations			(19,115)
Consolidated loss before income taxes			$(269,823)

Reconciliation of purchases of property, plant and equipment
Total of segments’ purchase of property, plant and equipment			$135,833
Corporate and other			491
Consolidated purchase of property, plant and equipment			$136,324

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
(c)
Sales are attributed to countries based on the ship-to location provided by the customer.

The Company’s long-lived assets by geographic area based on the location of the assets as of December 31, 2025 and December 31, 2024 were as follows:

	December 31,
	2025	2024
U.S.	$125,033	$140,627
Foreign countries
Germany	772,649	725,229
Canada	217,808	388,859
	990,457	1,114,088
	$1,115,490	$1,254,715

In 2025, no single customer accounted for greater than 10% of the Company’s total revenues (2024 – no customer; 2023 – no customer).

Note 19. Financial Instruments and Fair Value Measurement

Due to their short-term maturity, the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable and other, approximates their fair value.

The estimated fair values of the Company’s outstanding debt under the fair value hierarchy as of December 31, 2025 and December 31, 2024 were as follows:

	Fair value measurements as of
		December 31, 2025 using:
Description	Level 1	Level 2	Level 3	Total
Revolving credit facilities	$—	$295,683	$—	$295,683
Senior notes	—	868,137	—	868,137
	$—	$1,163,820	$—	$1,163,820

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

The fair value of the senior notes classified as Level 2 was determined using quoted prices in a dealer market, or using recent market transactions. The Company’s senior notes are not carried at fair value on the Consolidated Balance Sheets as of December 31, 2025 and December 31, 2024. However, fair value disclosure is required. The carrying value of the Company’s senior notes, net of note issuance costs is $1,268,252 as of December 31, 2025 (December 31, 2024 – $1,266,018).

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

The Company’s exposure to credit losses may increase if its customers’ production and other costs are adversely affected by inflation, interest rate levels and tariffs. Although the Company has historically not experienced significant credit losses, it is possible that there could be a material adverse impact from potential adjustments of the carrying amount of trade receivables if the cash flows of the Company’s customers are adversely impacted by inflation, interest rate levels and tariffs. As of December 31, 2025, the Company has not had significant credit losses.

As of December 31, 2025, the carrying amount of cash and cash equivalents of $186,805 and accounts receivable of $298,889 recorded in the Consolidated Balance Sheet, net of any allowances for losses, represents the Company’s maximum exposure to credit risk.

Note 20. Lease Commitments

The Company has finance leases primarily for railcars and production equipment. The railcars primarily have a remaining lease term of three to seven years with annual renewal options thereafter. The production equipment has a weighted average remaining lease term of four years. The Company has operating leases primarily for offices and other facilities which have remaining terms of one to four years.

(123)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

The components of lease expense for the years ended December 31, 2025, 2024 and 2023 were as follows:

	For the Year Ended December 31,
	2025	2024	2023
Lease cost:
Operating lease cost	$5,710	$5,993	$7,439
Finance lease cost:
Amortization of right-of-use assets	10,278	8,808	7,296
Interest on lease liabilities	1,713	1,560	1,365
Total lease cost	$17,701	$16,361	$16,100

Supplemental cash flow information related to leases for the years ended December 31, 2025, 2024 and 2023 was as follows:

	For the Year Ended December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow payments for operating leases	$5,710	$5,993	$7,439
Operating cash flow payments for finance leases	$1,713	$1,560	$1,365
Financing cash flow payments for finance leases	$13,181	$8,918	$7,785

Other information related to leases was as follows:

	December 31,
	2025	2024	2023
Weighted average remaining lease term:
Operating leases	2 years	3 years	4 years
Finance leases	5 years	6 years	7 years
Weighted average discount rate:
Operating leases	5%	6%	5%
Finance leases	3%	3%	3%

The discount rate used to calculate the present value of the minimum lease payments is the incremental borrowing rate that the subsidiary entering into the lease would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.

(124)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

Supplemental balance sheet information related to leases as of December 31, 2025 and December 31, 2024 was as follows:

	December 31,
	2025	2024
Operating Leases
Operating lease right-of-use assets	$6,818	$7,598

Operating lease right-of-use assets held for sale	$—	$4,894

Other current liabilities	$3,097	$2,874
Operating lease liabilities	3,858	4,793
Total operating lease liabilities	$6,955	$7,667

Operating lease liabilities associated with assets held for sale	$—	$4,775

Finance Leases
Property and equipment, gross	$111,155	$88,557
Accumulated depreciation	(53,964)	(41,219)
Property and equipment, net	$57,191	$47,338

Other current liabilities	$13,664	$9,415
Long-term debt	41,209	38,799
Total finance lease liabilities	$54,873	$48,214

Maturities of operating lease liabilities as of December 31, 2025 were as follows:

Operating Leases
2026	$3,728
2027	2,012
2028	1,045
2029	552
Total lease payments	7,337
Less: imputed interest	(382)
Total lease liability	$6,955

Note 21. Commitments and Contingencies

(a)
In the normal course of business, the Company has entered into purchase obligations primarily for fiber. As of December 31, 2025, these commitments were as follows:

Commitments
2026	$54,623
2027	37,841
2028	11,911
2029	9,900
2030	8,584
Thereafter	42,783
$165,642
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

(125)

MERCER INTERNATIONAL INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(In thousands of U.S. dollars, except share and per share data)

(c)
The Company is subject to regulations that require the handling and disposal of asbestos in a prescribed manner if a property undergoes a major renovation or demolition. Otherwise, the Company is not required to remove asbestos from its facilities. Generally, asbestos is found on steam and condensate piping systems as well as certain cladding on buildings and in building insulation throughout older facilities. The Company’s obligation for the proper removal and disposal of asbestos products from the Company’s mills is a conditional asset retirement obligation. As a result of the longevity of the Company’s mills, due in part to the maintenance procedures and the fact that the Company does not have plans for major changes that require the removal of asbestos, the timing of the asbestos removal is indeterminate. As a result, the Company is currently unable to reasonably estimate the fair value of its asbestos removal and disposal obligation. The Company will recognize a liability in the period in which sufficient information is available to reasonably estimate its fair value.

(126)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERCER INTERNATIONAL INC.

Dated: February 12, 2026	By:	/s/ JUAN CARLOS BUENO
Juan Carlos Bueno
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ JUAN CARLOS BUENO	Date: February 12, 2026
Juan Carlos Bueno
Chief Executive Officer, Principal Executive Officer and Director

/s/ RICHARD SHORT	Date: February 12, 2026
Richard Short
Executive Vice President,
Chief Financial Officer, Principal Financial
Officer and Principal Accounting Officer

/s/ WILLIAM D. MCCARTNEY	Date: February 12, 2026
William D. McCartney
Chairman of the Board and Director

/s/ JAMES SHEPHERD	Date: February 12, 2026
James Shepherd
Director

/s/ ALAN WALLACE	Date: February 12, 2026
Alan Wallace
Director

/s/ LINDA WELTY	Date: February 12, 2026
Linda Welty
Director

/s/ RAINER RETTIG	Date: February 12, 2026
Rainer Rettig
Director

/s/ ALICE LABERGE	Date: February 12, 2026
Alice Laberge
Director

/s/ JANINE NORTH	Date: February 12, 2026
Janine North
Director

(127)

/s/ MARKWART VON PENTZ	Date: February 12, 2026
Markwart von Pentz
Director

/s/ THOMAS CORRICK	Date: February 12, 2026
Thomas Corrick
Director

(128)