Form 10-Q
period 2026-03-31
MERCER INTERNATIONAL INC.
filed 2026-05-07
CIK 1333274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

The Registrant had 66,982,506 shares of common stock outstanding as of May 5, 2026.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(Unaudited)

FORM 10-Q

QUARTERLY REPORT - PAGE 2

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands of U.S. dollars, except per share data)

	Three Months Ended March 31,
	2026	2025
Revenues	$489,304	$506,974
Costs and expenses
Cost of sales, excluding depreciation and amortization	452,985	430,247
Cost of sales depreciation and amortization	40,666	40,290
Selling, general and administrative expenses	28,545	29,704
Operating income (loss)	(32,892)	6,733
Other income (expenses)
Interest expense	(29,101)	(28,155)
Other income (expenses)	1,820	(185)
Total other expenses, net	(27,281)	(28,340)
Loss before income taxes	(60,173)	(21,607)
Income tax recovery (provision)	8,177	(732)
Net loss	$(51,996)	$(22,339)
Net loss per common share
Basic	$(0.78)	$(0.33)
Diluted	$(0.78)	$(0.33)
Dividends declared per common share	$—	$0.075

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands of U.S. dollars)

	Three Months Ended March 31,
	2026	2025
Net loss	$(51,996)	$(22,339)
Other comprehensive income (loss)
Loss related to defined benefit pension plans, net of tax	(477)	(262)
Foreign currency translation adjustments	(21,996)	34,337
Other comprehensive income (loss), net of tax	(22,473)	34,075
Total comprehensive income (loss)	$(74,469)	$11,736

See accompanying Notes to the Interim Consolidated Financial Statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 3

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

	March 31, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$84,541	$186,805
Restricted cash	5,000	—
Accounts receivable, net	329,070	298,889
Inventories	366,024	359,401
Prepaid expenses and other	50,117	20,707
Total current assets	834,752	865,802
Property, plant and equipment, net	1,068,595	1,115,490
Amortizable intangible assets, net	26,247	26,110
Operating lease right-of-use assets	6,307	6,818
Pension asset	12,758	12,975
Deferred income tax assets	7,586	7,839
Other long-term assets	7,591	6,386
Total assets	$1,963,836	$2,041,420
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and other	$275,705	$269,217
Pension and other post-retirement benefit obligations	732	745
Current debt	108,339	13,664
Total current liabilities	384,776	283,626
Long-term debt	1,509,588	1,605,144
Pension and other post-retirement benefit obligations	10,607	10,392
Operating lease liabilities	3,463	3,858
Deferred income tax liabilities	49,084	58,298
Other long-term liabilities	11,856	12,042
Total liabilities	1,969,374	1,973,360
Shareholders’ equity
Common shares $1 par value; 200,000,000 authorized; 66,983,000 issued and outstanding (2025 – 66,983,000)	66,871	66,871
Additional paid-in capital	366,228	365,357
Accumulated deficit	(329,012)	(277,016)
Accumulated other comprehensive loss	(109,625)	(87,152)
Total shareholders’ equity (deficit)	(5,538)	68,060
Total liabilities and shareholders’ equity	$1,963,836	$2,041,420

Commitments and contingencies (Note 14)

See accompanying Notes to the Interim Consolidated Financial Statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 4

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands of U.S. dollars)

	Common shares
Three Months Ended March 31:	Number (thousands of shares)	Amount, at Par Value	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity (Deficit)
Balance as of December 31, 2025	66,983	$66,871	$365,357	$(277,016)	$(87,152)	$68,060
Stock compensation expense	—	—	871	—	—	871
Net loss	—	—	—	(51,996)	—	(51,996)
Other comprehensive loss	—	—	—	—	(22,473)	(22,473)
Balance as of March 31, 2026	66,983	$66,871	$366,228	$(329,012)	$(109,625)	$(5,538)

Balance as of December 31, 2024	66,871	$66,850	$362,782	$230,912	$(230,769)	$429,775
Stock compensation expense	—	—	855	—	—	855
Net loss	—	—	—	(22,339)	—	(22,339)
Dividends declared	—	—	—	(5,015)	—	(5,015)
Other comprehensive income	—	—	—	—	34,075	34,075
Balance as of March 31, 2025	66,871	$66,850	$363,637	$203,558	$(196,694)	$437,351

See accompanying Notes to the Interim Consolidated Financial Statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 5

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands of U.S. dollars)

	Three Months Ended March 31,
	2026	2025
Cash flows from (used in) operating activities
Net loss	$(51,996)	$(22,339)
Adjustments to reconcile net loss to cash flows from operating activities
Depreciation and amortization	40,740	40,355
Deferred income tax recovery	(8,009)	(9,506)
Inventory impairment	22,000	—
Defined benefit pension plans and other post-retirement benefit plan expense (income)	(79)	169
Stock compensation expense	788	1,006
Foreign exchange transaction losses (gains)	(4,640)	8,418
Other	(212)	1,628
Changes in working capital
Accounts receivable	(32,032)	(16,798)
Inventories	(35,130)	(6,891)
Accounts payable and accrued expenses	12,666	28,432
Prepaid expenses and other	(29,762)	(27,463)
Net cash used in operating activities	(85,666)	(2,989)
Cash flows from (used in) investing activities
Purchase of property, plant and equipment	(13,166)	(20,082)
Other	341	222
Net cash used in investing activities	(12,825)	(19,860)
Cash flows from (used in) financing activities
Proceeds from revolving credit facilities, net	5,848	21,754
Payment of finance lease obligations	(3,563)	(2,508)
Other	(527)	—
Net cash from financing activities	1,758	19,246
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(531)	151
Net decrease in cash, cash equivalents and restricted cash	(97,264)	(3,452)
Cash, cash equivalents and restricted cash, beginning of period	186,805	184,925
Cash, cash equivalents and restricted cash, end of period	$89,541	$181,473

Supplemental cash flow disclosure:
Cash paid for interest	$25,047	$25,026
Cash paid for income taxes	$—	$16,912
Supplemental schedule of non-cash investing and financing activities:
Leased production and other equipment	$3,402	$1,388

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

The Interim Consolidated Financial Statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). The consolidated balance sheet information as of December 31, 2025 was derived from the Company’s audited Consolidated Financial Statements, but does not contain all of the footnote disclosures from the annual Consolidated Financial Statements. The footnote disclosure included herein has been prepared in accordance with accounting principles generally accepted for interim financial statements in the United States (“GAAP”). The unaudited Interim Consolidated Financial Statements should be read together with the audited Consolidated Financial Statements and accompanying notes included in the Company’s latest Annual Report on Form 10‑K for the fiscal year ended December 31, 2025. In the opinion of the Company, the unaudited Interim Consolidated Financial Statements contained herein have been prepared on a consistent basis with the audited Consolidated Financial Statements and accompanying notes included in the Company’s latest Annual Report on Form 10‑K for the fiscal year ended December 31, 2025 and contain all adjustments necessary for a fair statement of the results of the interim periods included. The results for the periods included herein may not be indicative of the results for the entire year.

In these Interim Consolidated Financial Statements, unless otherwise indicated, all amounts are expressed in United States dollars (“U.S. dollars” or “$”). The symbol “€” refers to euros and the symbol “C$” refers to Canadian dollars.

Liquidity and Debt Covenants

As of March 31, 2026, the Company’s German subsidiaries that are borrowers under the German revolving credit facility did not meet the required leverage ratio thereunder. A waiver dated May 4, 2026, was received with respect to the leverage ratio covenant, effective through September 30, 2026. For additional disclosure, see Debt Note 5 (b).

Management currently believes that its existing cash balances, anticipated cash flows from operations and available capacity under its credit facilities will be sufficient to meet its liquidity requirements for at least the next 12 months from the issuance date of these financial statements. As of March 31, 2026, the Company had current assets of $834,752 and current liabilities of $384,776. These liabilities include the Canadian joint revolving credit facility, which matures in January 2027. Refinancing negotiations have begun for this facility and are expected to be completed before maturity. Alternatively, management currently believes that the Company maintains sufficient global liquidity to settle the amount due under the Canadian joint revolving credit facility, if necessary.

Management’s forecasts for covenant compliance and its ability to maintain access to capital distributions rely on various factors, including underlying market and operational estimates and assumptions. As actual results may vary, there can be no assurance that these forecasted outcomes will be realized. It is possible a change in these estimates and assumptions could impact future covenant compliance, which would materially impact the Company’s liquidity.

Use of Estimates

Preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant management judgment is required in determining the accounting for, among other things, future cash flows associated with the Company’s debt covenant compliance and related debt classification and impairment testing for long-lived assets, depreciation and amortization, pension and other post-retirement benefit obligations, deferred income taxes (valuation allowance and permanent reinvestment), revenues under long-term contracts, inventory impairment, legal liabilities and contingencies. Actual results could differ materially from these estimates, and changes in these estimates are recorded when known.

FORM 10-Q

QUARTERLY REPORT - PAGE 7

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Accounting Pronouncements to be Adopted

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, which expands disclosures about specific expense categories presented on the face of the statement of operations and addresses requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, and depreciation and amortization) in commonly presented expense captions (such as cost of sales and selling, general and administrative expenses). ASU 2024-03 is effective for fiscal years beginning after December 15, 2026 and interim periods thereafter with early adoption permitted. The Company is currently assessing the impact of ASU 2024-03.

Note 2. Supplemental Financial Statement Information

The following table reconciles cash, cash equivalents and restricted cash reported on the Interim Consolidated Balance Sheets to the total amount presented in the Interim Consolidated Statements of Cash Flows.

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$84,541	$186,805
Restricted cash (a)	5,000	—
	$89,541	$186,805
(a)
Restricted cash consists of deposits held as collateral for a standby letters of credit facility.

Note 3. Inventories

Inventories as of March 31, 2026 and December 31, 2025, were comprised of the following:

	March 31, 2026	December 31, 2025
Raw materials	$104,745	$92,885
Finished goods	114,803	118,674
Spare parts and other	146,476	147,842
	$366,024	$359,401

For the three months ended March 31, 2026, the Company recorded inventory impairment charges of $15,100 against raw materials inventory and $6,900 against finished goods inventory as a result of low pulp prices and high fiber costs. The inventory impairment charges are included in “Cost of sales, excluding depreciation and amortization” in the Interim Consolidated Statements of Operations.

For the three months ended March 31, 2025, there were no inventory impairment charges recorded.

FORM 10-Q

QUARTERLY REPORT - PAGE 8

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 4. Accounts Payable and Other

Accounts payable and other as of March 31, 2026 and December 31, 2025, was comprised of the following:

	March 31,	December 31,
	2026	2025
Trade payables	$72,829	$72,046
Accrued expenses	95,167	85,720
Interest payable	34,663	32,946
Income tax payable	10,313	11,099
Payroll-related accruals	25,471	25,156
Deposits for mass timber sales contracts (a)	11,999	16,434
Wastewater fee (b)	12,073	10,570
Operating lease liability	2,976	3,097
Other	10,214	12,149
	$275,705	$269,217
(a)
Revenues recognized for the three months ended March 31, 2026 and 2025 from amounts recorded as deposits, advances or progress billings within “Accounts payable and other” at the beginning of each year were $11,209 and $3,865, respectively.
(b)
The Company is required to pay certain fees based on wastewater emissions at its German mills. Accrued fees can be reduced upon the mills’ demonstration of improved wastewater emissions.

Note 5. Debt

Debt as of March 31, 2026 and December 31, 2025, was comprised of the following:

	Maturity	March 31, 2026	December 31, 2025
Senior notes (a)
12.875% senior notes	2028	$400,000	$400,000
5.125% senior notes	2029	875,000	875,000

Credit arrangements
€370.1 million German joint revolving credit facility (b)	2027	201,215	200,925
C$160.0 million Canadian joint revolving credit facility (c)	2027	94,338	94,758
€2.6 million demand loan (d)		—	—
C$20 million standby letters of credit facility (e)	2027	—	—

Finance lease liability		53,563	54,873
Less: unamortized senior note issuance costs		(6,189)	(6,748)
		1,617,927	1,618,808
Less current portion of debt:
Finance lease liability		(14,001)	(13,664)
Canadian joint revolving credit facility		(94,338)	—
Current debt		(108,339)	(13,664)
Long-term debt		$1,509,588	$1,605,144

FORM 10-Q

QUARTERLY REPORT - PAGE 9

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

The maturities of the long-term principal portion of the senior notes and credit arrangements as of March 31, 2026 were as follows:

Senior Notes and Credit Arrangements
2027	201,215
2028	400,000
2029	875,000
$1,476,215

Certain of the Company’s debt instruments were issued under agreements which, among other things, may limit its ability and the ability of its subsidiaries to make certain payments, including dividends. These limitations are subject to specific exceptions. As of March 31, 2026, the Company was in compliance with the terms of its debt agreements with the exception of a financial covenant under its German joint revolving credit facility. Refer to (b) below for additional details.

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

(b)
A €370.1 million joint revolving credit facility for the German mills that matures in September 2027. Borrowings under the facility are unsecured and bear interest at Euribor plus a variable margin ranging from 1.40% to 2.35% (increased to 2.50% to 4.25% in May 2026 in connection with the waiver described below) dependent on conditions including but not limited to a prescribed leverage ratio. The facility is sustainability-linked whereby the interest rate margin is subject to upward or downward adjustments of up to 0.05% per annum if the Company achieves, or fails to achieve, certain specified sustainability targets. As of March 31, 2026, approximately €175.0 million ($201,215) of this facility was drawn and accruing interest at a rate of 3.357% and approximately €15.6 million ($17,893) was supporting bank guarantees.

FORM 10-Q

QUARTERLY REPORT - PAGE 10

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Debt Covenants and Waiver

As of March 31, 2026, the Company’s German subsidiaries that are borrowers under the German revolving credit facility did not meet the required leverage ratio thereunder. A waiver dated May 4, 2026, was received with respect to the leverage ratio covenant for the first three quarters of 2026, such that the leverage ratio financial covenant will not be required to be tested until the Calculation Date (as defined in the German joint revolving credit facility) occurring on December 31, 2026 (and thereafter). Based on this waiver and management’s assessment of the probability of meeting the required leverage ratio and complying with other covenants at subsequent compliance dates within the next year, the amount due under this facility remains classified as non-current in the Interim Consolidated Balance Sheet. Under the terms of the waiver, distributions to the parent entity are prohibited until September 30, 2026 (subject to limited exceptions). Additionally, certain covenants were modified, one of which limits facility utilization to €300.0 million while the leverage ratio exceeds 2.00:1.00. The waiver also provides for, among other things, modifications to the existing variable margin to a range of 2.50% to 4.25% depending on prescribed leverage ratios, and creates additional events of default such as cross-defaults to certain of the Company’s other indebtedness, including the outstanding Senior Notes and Canadian joint revolving credit facility, and provides other ancillary lender protections. As of March 31, 2026, adjusting for the utilization limit, approximately €109.4 million ($125,832) was available for future draws. Non-compliance with the leverage ratio covenant addressed pursuant to the waiver did not and does not trigger any cross-default provisions under the Company’s other debt agreements.

(c)
A C$160.0 million joint revolving credit facility for the Celgar mill, Peace River mill and certain other Canadian subsidiaries that matures in January 2027. The facility is available by way of: (i) Canadian dollar denominated advances, which bear interest at a designated prime rate per annum; (ii) Canadian dollar denominated advances, which bear interest at the applicable Adjusted Term Canadian Overnight Repo Rate Average plus 1.20% to 1.45% per annum; (iii) dollar denominated base rate advances at the greater of the federal funds rate plus 0.50%, an Adjusted Term Secured Overnight Financing Rate (“SOFR”) for a one month tenor plus 1.00% and the bank’s applicable reference rate for dollar denominated loans; and (iv) dollar denominated SOFR advances, which bear interest at the applicable Adjusted Term SOFR plus 1.20% to 1.45% per annum. As of March 31, 2026, approximately C$131.5 million ($94,338) of this facility was drawn and accruing interest at a rate of 4.051%, approximately C$0.6 million ($462) was supporting letters of credit and approximately C$9.1 million ($6,550) was available.
(d)
A €2.6 million demand loan for the Rosenthal mill that does not have a maturity date. Borrowings under this facility are unsecured and bear interest at the rate of the three-month Euribor plus 2.50%. As of March 31, 2026, approximately €2.6 million ($2,934) of this facility was supporting bank guarantees and approximately $nil was available.
(e)
In October 2025, the Company entered into a C$20.0 million revolving credit facility for the Celgar mill and Peace River mill that matures in August 2027. This facility is available through letters of credit denominated in Canadian dollars and dollars, which incur fees at the greater of 0.50% per annum of the face amount of the letter of credit or C$300. The facility and all letters of credit issued under the facility are guaranteed by Export Development Canada until August 2026. As of March 31, 2026, C$3.1 million ($2,200) of this facility was supporting letters of credit and approximately C$16.9 million ($12,148) was available.

FORM 10-Q

QUARTERLY REPORT - PAGE 11

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 6. Pension and Other Post-Retirement Benefit Obligations

Defined Benefit Plans

Pension benefits are based on employees’ earnings and years of service. The defined benefit plans are funded by contributions from the Company based on actuarial estimates and statutory requirements. The components of the net benefit costs for the Celgar and Peace River defined benefit plans, in aggregate for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
	2026		2025
	Pension	Other Post- Retirement Benefits	Pension	Other Post- Retirement Benefits
Service cost	$649	$22	$647	$34
Interest cost	1,084	107	980	108
Expected return on plan assets	(1,464)	—	(1,338)	—
Amortization of unrecognized items	(286)	(191)	(81)	(181)
Net benefit costs (gains)	$(17)	$(62)	$208	$(39)

The components of the net benefit costs (gains) other than service cost are recorded in “Other income (expenses)” in the Interim Consolidated Statements of Operations. The amortization of unrecognized items relates to actuarial losses (gains) and prior service costs.

Defined Contribution Plan

Effective December 31, 2008, the defined benefit plans at the Celgar mill were closed to new members and the service accrual ceased. Effective January 1, 2009, the members began to receive pension benefits, at a fixed contractual rate, under a new defined contribution plan. During the three months ended March 31, 2026, the Company made contributions of $447 to this plan (2025 – $211).

Multiemployer Plan

The Company participates in a multiemployer plan for the hourly-paid employees at the Celgar mill. The contributions to the plan are determined based on a percentage of pensionable earnings pursuant to a collective bargaining agreement. The Company has no current or future contribution obligations in excess of the contractual contributions. During the three months ended March 31, 2026, the Company made contributions of $550 to this plan (2025 – $706).

Note 7. Income Taxes

The U.S. Federal statutory income tax rate and the Company’s effective income tax rate are as follows:

	Three Months Ended March 31,
	2026	2025
U.S. Federal statutory rate	21.0%	21.0%
Effective income tax rate	13.6%	(3.4%)

FORM 10-Q

QUARTERLY REPORT - PAGE 12

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

The differences between the 21% U.S. Federal statutory rate and the effective income tax rates for the three months ended March 31, 2026 and 2025, were driven by changes in valuation allowances, the tax benefit of a partnership structure, the effect of foreign earnings and adjustments to the estimated annual effective tax rate.

Note 8. Shareholders’ Equity

Stock Based Compensation

The Company’s stock incentive plan consists of stock options, restricted stock units, deferred stock units (“DSUs”), restricted shares, performance shares, performance share units (“PSUs”) and stock appreciation rights. During the three months ended March 31, 2026, there were no issued and outstanding stock options, performance shares or stock appreciation rights. As of March 31, 2026, after factoring in all allocated shares and the forfeiture of 1.21 million PSUs during the three months ended March 31, 2026, there remain approximately 4.3 million common shares available for grant.

Note 9. Net Loss Per Common Share

The reconciliation of basic and diluted net loss per common share for the three months ended March 31, 2026 and 2025 was as follows:

	Three Months Ended March 31,
	2026	2025
Net loss
Basic and diluted	$(51,996)	$(22,339)

Net loss per common share
Basic	$(0.78)	$(0.33)
Diluted	$(0.78)	$(0.33)

Weighted average number of common shares outstanding:
Basic (a)	66,964,534	66,893,083
Diluted	66,964,534	66,893,083

(a)
For the three months ended March 31, 2026, the weighted average number of common shares outstanding excludes 111,732 restricted shares which have been issued, but have not vested as of March 31, 2026 (2025 – 21,054 restricted shares) and includes vested, equity-settled DSUs (“Equity DSUs”).

The calculation of diluted net loss per common share does not assume the exercise of any instruments that would have an anti-dilutive effect on net loss per common share. Non-vested instruments excluded from the calculation of net loss per common share because they were anti-dilutive for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
	2026	2025
PSUs	3,180,482	5,169,040
Restricted shares	111,732	21,054
RSUs	274,220	—
Equity DSUs	101,956	50,397

FORM 10-Q

QUARTERLY REPORT - PAGE 13

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 10. Accumulated Other Comprehensive Loss

The change in the accumulated other comprehensive loss by component (net of tax) for the three months ended March 31, 2026 and 2025 was as follows:

	Foreign Currency Translation Adjustments	Defined Benefit Pension and Other Post-Retirement Benefit Items	Total
Three Months Ended March 31:
Balance as of December 31, 2025	$(116,638)	$29,486	$(87,152)
Other comprehensive loss before reclassifications	(21,996)	—	(21,996)
Amounts reclassified	—	(477)	(477)
Other comprehensive loss	(21,996)	(477)	(22,473)
Balance as of March 31, 2026	$(138,634)	$29,009	$(109,625)

Balance as of December 31, 2024	$(249,997)	$19,228	$(230,769)
Other comprehensive income before reclassifications	34,337	—	34,337
Amounts reclassified	—	(262)	(262)
Other comprehensive income (loss)	34,337	(262)	34,075
Balance as of March 31, 2025	$(215,660)	$18,966	$(196,694)

Note 11. Related Party Transactions

For the three months ended March 31, 2026, services from the Company’s 20% owned logging and chipping operation were $2,395 (2025 – $2,969) and as of March 31, 2026, the Company had a payable balance to the operation of $439 (December 31, 2025 – receivable of $1,077).

For the three months ended March 31, 2026, services from the Company’s 26% owned wood purchasing operation were $1,353 (2025 – $2,229) and as of March 31, 2026, the Company had a payable balance to the operation of $643 (December 31, 2025 – $nil).

Note 12. Segment Information

The Company is managed based on the primary products it manufactures: pulp and solid wood, whose operating results are regularly reviewed by the Company’s chief operating decision maker (the “CODM”) to assess segment performance and to make decisions about resource allocation. The Company’s CODM is the Chief Executive Officer. Accordingly, the Company’s four pulp mills are aggregated into the pulp segment. The Friesau sawmill, the Torgau facility and the mass timber facilities are aggregated into the solid wood segment.

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

FORM 10-Q

QUARTERLY REPORT - PAGE 14

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Information about certain segment data for the three months ended March 31, 2026 and 2025 was as follows:

Three Months Ended March 31, 2026	Pulp	Solid Wood	Total of Segments (a)
Revenues from external customers	$344,983	$131,742	$476,725
Intersegment revenues	762	12,706	13,468
	345,745	144,448	490,193
Less segment expenses:
Fiber	173,094	80,044
Maintenance (b)	23,481	9,235
Freight	36,827	14,930
Labor (c)	24,838	16,657
Chemicals	31,803	—
Energy	14,256	8,411
Other (d)	34,549	20,802
Segment Operating EBITDA	$6,897	$(5,631)	$1,266

Purchase of property, plant and equipment	$11,741	$1,422	$13,163
(a)
The total of segments’ Segment Operating EBITDA is reconciled to “Loss before income taxes” in the Interim Consolidated Statements of Operations as follows:

Three Months Ended March 31, 2026	Pulp	Solid Wood	Total
Reconciliation to loss before income taxes
Total of segments’ Segment Operating EBITDA			$1,266
Segment depreciation and amortization	(25,838)	(14,790)	(40,628)
Interest expense			(29,101)
Other income			1,820
Corporate items and eliminations			6,470
Loss before income taxes			$(60,173)
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

FORM 10-Q

QUARTERLY REPORT - PAGE 15

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Three Months Ended March 31, 2026	Pulp	Solid Wood	Corporate and Other	Consolidated
Revenues from external customers by major products
Pulp	$319,170	$—	$—	$319,170
Lumber	—	60,091	—	60,091
Energy and chemicals	25,813	5,598	525	31,936
Manufactured products (a)	—	21,041	—	21,041
Pallets	—	29,860	—	29,860
Biofuels (b)	—	12,180	—	12,180
Wood residuals	—	2,972	12,054	15,026
Total revenues from external customers	$344,983	$131,742	$12,579	$489,304

Revenues from external customers by geography (c)
U.S.	$35,994	$42,042	$—	$78,036
Foreign countries
Germany	71,167	58,106	—	129,273
China	155,603	404	—	156,007
Other countries	82,219	31,190	12,579	125,988
	308,989	89,700	12,579	411,268
Total revenues from external customers	$344,983	$131,742	$12,579	$489,304
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
(a)
The total of segments’ Segment Operating EBITDA is reconciled to “Loss before income taxes” in the Interim Consolidated Statements of Operations as follows:

Three Months Ended March 31, 2025	Pulp	Solid Wood	Total
Reconciliation to loss before income taxes
Total of segments’ Segment Operating EBITDA			$49,580
Segment depreciation and amortization	(28,222)	(11,960)	(40,182)
Interest expense			(28,155)
Other expenses			(185)
Corporate items and eliminations			(2,665)
Loss before income taxes			$(21,607)
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

Note 13. Financial Instruments and Fair Value Measurement

Due to their short-term maturity, the carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, and accounts payable and other approximates their fair value. The estimated fair values of the Company’s outstanding debt under the fair value hierarchy as of March 31, 2026 and December 31, 2025 were as follows:

	Fair value measurements as of
		March 31, 2026 using:
Description	Level 1	Level 2	Level 3	Total
Revolving credit facilities	$—	$295,553	$—	$295,553
Senior notes	—	707,528	—	707,528
	$—	$1,003,081	$—	$1,003,081

	Fair value measurements as of
		December 31, 2025 using:
Description	Level 1	Level 2	Level 3	Total
Revolving credit facilities	$—	$295,683	$—	$295,683
Senior notes	—	868,137	—	868,137
	$—	$1,163,820	$—	$1,163,820

The carrying value of the revolving credit facilities classified as Level 2 approximates the fair value as the variable interest rates reflect current interest rates for financial instruments with similar characteristics and maturities.

The fair value of the senior notes classified as Level 2 was determined using quoted prices in a dealer market, or using recent market transactions. The Company’s senior notes are not carried at fair value in the Interim Consolidated Balance Sheets as of March 31, 2026 or December 31, 2025. However, fair value disclosure is required. The carrying value of the Company’s senior notes, net of unamortized note issuance costs, was $1,268,811 as of March 31, 2026 (December 31, 2025 – $1,268,252).

FORM 10-Q

QUARTERLY REPORT - PAGE 18

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Credit Risk

The Company’s exposure to credit losses may increase if its customers’ production and other costs are adversely affected by inflation, interest rate levels and tariffs. Although the Company has historically not experienced significant credit losses, it is possible that there could be a material adverse impact from potential adjustments of the carrying amount of trade receivables if the cash flows of the Company’s customers are adversely impacted by inflation, interest rate levels and tariffs. As of March 31, 2026, the Company has not had significant credit losses.

As of March 31, 2026, the carrying amount of cash and cash equivalents of $84,541, restricted cash of $5,000, and accounts receivable of $329,070 recorded in the Interim Consolidated Balance Sheet, net of any allowances for losses, represent the Company’s maximum exposure to credit risk.

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

FORM 10-Q

QUARTERLY REPORT - PAGE 20

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this document: (i) unless the context otherwise requires, references to “we”, “our”, “us”, the “Company” or “Mercer” mean Mercer International Inc. and its subsidiaries; (ii) references to “Mercer Inc.” mean the Company excluding its subsidiaries; (iii) information is provided as of March 31, 2026, unless otherwise stated; (iv) our reporting currency is dollars and references to “€” mean euros and “C$” mean Canadian dollars; (v) “ADMTs” mean air-dried metric tonnes; (vi) “CLT” mean cross-laminated timber; (vii) “glulam” mean glue-laminated timber; (viii) “m3” mean cubic meters; (ix) “NBSK” mean northern bleached softwood kraft; (x) “NBHK” mean northern bleached hardwood kraft; (xi) “MW” mean megawatts and “MWh” mean megawatt hours; (xii) “Mfbm” mean thousand board feet of lumber and “MMfbm” mean million board feet of lumber; and (xiii) our lumber metrics are converted from m3 to Mfbm using a conversion ratio of 1.6 m3 of lumber equaling one Mfbm, which is the ratio commonly used in the industry.

Due to rounding, numbers presented throughout this report may not add up precisely to totals we provide and percentages may not precisely reflect the absolute figure.

The following discussion and analysis of our results of operations and financial condition for the three months ended March 31, 2026 should be read in conjunction with our Interim Consolidated Financial Statements and related notes included in this quarterly report, as well as our most recent annual report on Form 10-K for the fiscal year ended December 31, 2025 filed with the Securities and Exchange Commission, referred to as the “SEC”.

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

Current Market Environment

In the first quarter of 2026, our NBSK pulp sales realization was relatively steady compared to the fourth quarter of 2025. While European third-party published list prices increased, this was offset by higher discounts. The Chinese market continued to be pressured by an oversupplied paper sector and weak demand linked to economic and trade uncertainties. Similarly, North American prices were tempered by excess regional inventory. Conversely, our NBHK pulp sales realizations increased as a result of higher prices driven by stronger demand and lower inventory levels.

In the first quarter of 2026, our lumber sales realizations were relatively stable in both the U.S. and Europe compared to the fourth quarter of 2025.

As of March 31, 2026, the third-party industry quoted NBSK pulp list prices in Europe and North America were approximately $1,655 per ADMT and $1,590 per ADMT, respectively, and the third-party industry quoted NBSK pulp net price in China was approximately $675 per ADMT. Prices for China are net of discounts, allowances and rebates.

In the second quarter of 2026, we currently expect NBSK pulp prices to modestly increase in all our markets and NBHK pulp prices to be relatively steady.

FORM 10-Q

QUARTERLY REPORT - PAGE 21

In the second quarter of 2026, we currently expect lumber prices to remain stable in Europe and modestly increase in the U.S. due to lower supply. In the second quarter of 2026, we anticipate pallet prices to remain flat due to continued weak economic conditions in Europe and mass timber prices to remain relatively steady.

Per unit fiber costs for the pulp and solid wood segments increased in the first quarter of 2026 compared to the fourth quarter of 2025 driven by supply constraints and strong demand. For the second quarter of 2026, we currently expect per unit fiber costs to stabilize as improved availability is offset by strong demand.

Summary Financial Highlights

	Three Months Ended March 31,
	2026	2025
	(in thousands, other than per share amounts)
Statement of Operations Data
Revenues from external customers
Pulp segment	$344,983	$381,080
Solid wood segment	131,742	122,720
Corporate and other	12,579	3,174
Total revenues	$489,304	$506,974

Pulp Segment Operating EBITDA(1)	$6,897	$49,872
Solid wood Segment Operating EBITDA(1)	(5,631)	(292)
Corporate and other	6,582	(2,492)
Operating EBITDA(2)	$7,848	$47,088

Net loss	$(51,996)	$(22,339)
Net loss per common share
Basic	$(0.78)	$(0.33)
Diluted	$(0.78)	$(0.33)
Common shares outstanding at period end	66,983	66,871

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
(2)
Operating EBITDA is a non-GAAP measure. See “Non-GAAP Financial Measures” for its description, limitations and why we consider it to be a useful measure. The following table provides a reconciliation of net loss to operating income (loss) and Operating EBITDA for the periods indicated:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Net loss	$(51,996)	$(22,339)
Income tax provision (recovery)	(8,177)	732
Interest expense	29,101	28,155
Other expenses (income)	(1,820)	185
Operating income (loss)	(32,892)	6,733
Add: Depreciation and amortization	40,740	40,355
Operating EBITDA	$7,848	$47,088

FORM 10-Q

QUARTERLY REPORT - PAGE 22

Selected Production, Sales and Other Data

	Three Months Ended March 31,
	2026	2025
Pulp Segment
Pulp production ('000 ADMTs)
NBSK	362.5	370.4
NBHK	103.2	88.5
Annual maintenance downtime ('000 ADMTs)	—	29.7
Annual maintenance downtime (days)	—	22
Pulp sales ('000 ADMTs)
NBSK	385.1	388.1
NBHK	85.6	89.8
Average NBSK pulp prices ($/ADMT)(1)
Europe	1,618	1,550
China	685	793
North America	1,563	1,753
Average NBHK pulp prices ($/ADMT)(1)
China	595	578
North America	1,338	1,268
Average pulp sales realizations ($/ADMT)(2)
NBSK	696	783
NBHK	564	570
Energy production ('000 MWh)	544.6	527.1
Energy sales ('000 MWh)	179.3	198.7
Average energy sales realizations ($/MWh)	123	108
Solid Wood Segment
Lumber
Production (MMfbm)	115.9	128.0
Sales (MMfbm)	112.1	130.9
Average sales realizations ($/Mfbm)	536	499
Energy
Production and sales ('000 MWh)	38.0	36.0
Average sales realizations ($/MWh)	147	135
Manufactured products(3)
Production ('000 m3)	7.9	7.1
Sales ('000 m3)	10.7	5.9
Average sales realizations ($/m3)	1,801	2,832
Pallets
Production ('000 units)	2,433.3	2,096.4
Sales ('000 units)	2,381.3	2,128.8
Average sales realizations ($/unit)	13	11
Biofuels(4)
Production ('000 tonnes)	35.4	44.5
Sales ('000 tonnes)	38.1	40.3
Average sales realizations ($/tonne)	320	229
Average Spot Currency Exchange Rates
$ / €(5)	1.1701	1.0531
$ / C$(5)	0.7292	0.6969

(1)
Source: RISI pricing report. Europe and North America are list prices. China are net prices which include discounts, allowances and rebates.
(2)
Sales realizations after customer discounts, rebates and other selling concessions.
(3)
Manufactured products primarily include CLT and glulam.
(4)
Biofuels include pellets and briquettes.
(5)
Average Federal Reserve Bank of New York Noon Buying Rates over the reporting period.

FORM 10-Q

QUARTERLY REPORT - PAGE 23

Consolidated – Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

Total revenues for the first quarter of 2026 decreased by approximately 3% to $489.3 million from $507.0 million in the same period of 2025. This decrease was primarily due to lower pulp sales realizations partially offset by modestly higher sales realizations from our other products.

Costs and expenses in the first quarter of 2026 increased by approximately 4% to $522.2 million from $500.2 million in the same period of 2025. This increase was primarily due to the negative foreign exchange impact from a weaker dollar on our euro and Canadian dollar denominated costs and expenses and higher per unit fiber costs partially offset by lower maintenance costs. In the first quarter of 2026, costs and expenses included a non-cash inventory impairment charge of $22.0 million against pulp and fiber inventory as a result of low pulp prices and high fiber costs.

In the first quarter of 2026, cost of sales depreciation and amortization was relatively steady at $40.7 million compared to $40.3 million in the same period of 2025.

Selling, general and administrative expenses were relatively flat at $28.5 million in the first quarter of 2026 compared to $29.7 million in the same period of 2025.

In the first quarter of 2026, we had a negative foreign exchange impact of approximately $21.5 million on our operating loss compared to the same period of 2025. This negative impact was primarily due to the effect of a weaker dollar on our euro and Canadian dollar denominated costs and expenses.

In the first quarter of 2026, our operating loss was $32.9 million compared to an operating income of $6.7 million in the same period of 2025. This decrease was primarily due to lower pulp sales realizations, higher per unit fiber costs and the negative foreign exchange impact from a weaker dollar partially offset by lower maintenance costs. In the first quarter of 2026, our operating loss also included a non-cash inventory impairment charge of $22.0 million.

Interest expense in the first quarter of 2026 was relatively steady at $29.1 million compared to $28.2 million in the same period of 2025.

In the first quarter of 2026, other income was $1.8 million compared to other expenses of $0.2 million in the same period of 2025. Other income in the first quarter of 2026 primarily consisted of interest earned on cash. In the same period of 2025, other expenses primarily consisted of foreign exchange losses on dollar denominated cash held at our operations as the dollar weakened against the euro at the end of the period mostly offset by interest earned on cash in the quarter.

During the first quarter of 2026, we had an income tax recovery of $8.2 million, or an effective tax rate of 14%, and in the same period of 2025, we had an income tax provision of $0.7 million on a loss before income tax of $21.6 million. Our effective tax rates were different from the statutory rates of the jurisdictions in which we operate as we do not recognize tax recoveries for certain entities which we do not expect to realize a tax benefit.

In the first quarter of 2026, our net loss was $52.0 million, or $0.78 per share, compared to $22.3 million, or $0.33 per share in the same period of 2025.

In the first quarter of 2026, Operating EBITDA decreased to $7.8 million from $47.1 million in the same period of 2025. This decrease primarily resulted from lower pulp sales realizations, higher per unit fiber costs, and the negative foreign exchange impact from a weaker dollar partially offset by lower maintenance costs. In the first quarter of 2026, our Operating EBITDA also included a non-cash inventory impairment charge of $22.0 million.

FORM 10-Q

QUARTERLY REPORT - PAGE 24

Pulp Segment – Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

Selected Financial Information

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Pulp revenues	$319,170	$356,964
Energy and chemical revenues	$25,813	$24,116
Segment Operating EBITDA(1)	$6,897	$49,872

(1)
Segment Operating EBITDA is a measure of segment profit or loss presented in our financial statements under GAAP. Refer to the segment information note in our consolidated financial statements for more information.

Pulp segment revenues, comprised of pulp, energy and chemical revenues, in the first quarter of 2026 decreased by approximately 9% to $345.0 million from $381.1 million in the same period of 2025 driven by lower pulp revenues.

Pulp revenues in the first quarter of 2026 decreased by approximately 11% to $319.2 million from $357.0 million in the same period of 2025 primarily as a result of lower sales realizations.

Energy and chemical revenues in the first quarter of 2026 were relatively stable at $25.8 million compared to $24.1 million in the same period of 2025.

Total pulp production in the first quarter of 2026 was relatively flat at 465,717 ADMTs compared to 458,909 ADMTs in the same period of 2025. There was no planned maintenance downtime in the first quarter of 2026, compared to 22 days (approximately 29,700 ADMTs) at our Celgar mill in the same period of 2025. This benefit was mostly offset by the impact of reduced production at our German mills due to fiber supply constraints in Europe.

There is currently no annual maintenance downtime planned for our pulp mills in the second quarter of 2026.

Pulp sales volumes in the first quarter of 2026 were relatively steady at 470,700 ADMTs compared to 477,879 ADMTs in the same period of 2025, consistent with the relatively flat production.

In the first quarter of 2026, the third-party industry quoted average list price for NBSK pulp in Europe modestly increased compared to the same period of 2025 primarily due to supply constraints. In the first quarter of 2026, the third-party industry quoted average list price for NBSK pulp in North America and the third-party industry quoted average net price for NBSK pulp in China decreased compared to the same period of 2025. The decrease was primarily due to weak demand driven by the current economic climate and, in China, an oversupplied paper market. Third-party industry quoted average list prices for NBSK pulp in Europe and North America were approximately $1,618 per ADMT and $1,563 per ADMT, respectively, in the first quarter of 2026 compared to approximately $1,550 per ADMT and $1,753 per ADMT, respectively, in the same period of 2025. The third-party industry quoted average net price for NBSK pulp in China was approximately $685 per ADMT in the first quarter of 2026 compared to approximately $793 per ADMT in the same period of 2025. Prices quoted for China are net of discounts, allowances and rebates whereas quoted prices for Europe and North America are before applicable discounts, allowances and rebates.

In the first quarter of 2026, the third-party industry quoted average list price for NBHK pulp in North America and the third-party industry quoted average net price for NBHK pulp in China modestly increased from the same period of 2025 primarily due to global supply constraints. The third-party industry quoted average list price for NBHK pulp in North America was approximately $1,338 per ADMT in the first quarter of 2026 compared to approximately $1,268 per ADMT in the same period of 2025. The third-party industry quoted average net price for NBHK pulp in China was approximately $595 per ADMT in the first quarter of 2026 compared to approximately $578 per ADMT in the same period of 2025.

Our average NBSK pulp sales realizations in the first quarter of 2026 decreased by approximately 11% to $696 per ADMT from $783 per ADMT in the same period of 2025 due to lower prices in North America and China. In the first quarter of 2026, average NBHK pulp sales realizations remained flat at $564 per ADMT compared to $570 per ADMT in the same period of 2025.

FORM 10-Q

QUARTERLY REPORT - PAGE 25

In the first quarter of 2026, we had a negative foreign exchange impact of approximately $15.7 million on Segment Operating EBITDA compared to the same period of 2025 primarily due to the effect of a weaker dollar on our euro and Canadian dollar denominated costs and expenses.

In the first quarter of 2026, we recorded a non-cash inventory impairment of $22.0 million as a result of low pulp prices and high fiber costs.

Costs and expenses in the first quarter of 2026 remained stable at $366.9 million compared to $360.9 million in the same period of 2025 as higher per unit fiber costs and the negative foreign exchange impact from a weaker dollar on our euro and Canadian dollar denominated costs and expenses were partially offset by lower maintenance costs. In the first quarter of 2026, costs and expenses included a non-cash inventory impairment charge of $22.0 million against inventory as a result of low pulp prices and high fiber costs.

Overall average per unit fiber costs in the first quarter of 2026 increased by approximately 22% compared to the same period of 2025 primarily as a result of reduced supply in Germany and Canada. For the second quarter of 2026, we currently expect per unit fiber costs to stabilize as improved availability is offset by strong demand.

Transportation costs for our pulp segment in the first quarter of 2026 were relatively flat at $36.8 million compared to $35.4 million in the same period of 2025.

In the first quarter of 2026, Segment Operating EBITDA for the pulp segment decreased to $6.9 million from $49.9 million in the same period of 2025. This decrease primarily resulted from lower pulp sales realizations, higher per unit fiber costs, and the negative foreign exchange impact from a weaker dollar partially offset by lower maintenance costs. In the first quarter of 2026, Segment Operating EBITDA also included a non-cash inventory impairment of $22.0 million.

Solid Wood Segment – Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

Selected Financial Information

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Lumber revenues	$60,091	$65,386
Manufactured products revenues(1)	$21,041	$18,824
Pallet revenues	$29,860	$23,177
Biofuels revenues(2)	$12,180	$9,224
Energy revenues	$5,598	$4,866
Wood residuals revenues	$2,972	$1,243
Segment Operating EBITDA(3)	$(5,631)	$(292)

(1)
Manufactured products primarily include CLT and glulam.
(2)
Biofuels include pellets and briquettes.
(3)
Segment Operating EBITDA is a measure of segment profit or loss presented in our financial statements under GAAP. Refer to the segment information note in our consolidated financial statements for more information.

Solid wood segment revenues in the first quarter of 2026 increased by approximately 7% to $131.7 million from $122.7 million in the same period of 2025 as a result of higher revenue from all product categories except for lumber.

Lumber revenues in the first quarter of 2026 decreased by approximately 8% to $60.1 million from $65.4 million in the same period of 2025 primarily due to lower sales volumes.

In the first quarter of 2026, manufactured products revenues increased by approximately 12% to $21.0 million from $18.8 million in the same period of 2025 primarily due to higher sales volumes partially offset by lower sales realizations.

Pallet revenues in the first quarter of 2026 increased by approximately 29% to $29.9 million from $23.2 million in the

FORM 10-Q

QUARTERLY REPORT - PAGE 26

same period of 2025 primarily due to higher sales volumes.

Biofuels, energy and wood residuals revenues in the first quarter of 2026 increased by approximately 36% to $20.8 million from $15.3 million in the same period of 2025 primarily as a result of higher sales realizations for wood residuals and biofuels.

Lumber production in the first quarter of 2026 decreased by approximately 9% to 115.9 MMfbm from 128.0 MMfbm in the same period of 2025 due to fiber supply constraints.

Lumber sales volumes in the first quarter of 2026 decreased by approximately 14% to 112.1 MMfbm from 130.9 MMfbm in the same period of 2025 as a result of lower production.

Average lumber sales realizations in the first quarter of 2026 increased by approximately 7% to $536 per Mfbm from $499 per Mfbm in the same period of 2025 primarily as a result of lower supply and higher fiber costs in the European market. This increase was partially offset by lower average sales realization in the U.S. market due to weak demand. The U.S. market accounted for approximately 46% of our lumber revenues and approximately 42% of our lumber sales volumes in the first quarter of 2026. The balance of our lumber sales was mainly to Europe.

Manufactured products sales realizations decreased by approximately 36% to $1,801 per m3 in the first quarter of 2026 from $2,832 per m3 in the same period of 2025 as construction activity was weighted toward modest-scale projects amid an elevated interest rate environment in the U.S.

Fiber costs were approximately 85% of our lumber cash production costs in the first quarter of 2026. In the first quarter of 2026, per unit fiber costs for lumber production increased by approximately 36% compared to the same period of 2025 due to reduced supply and strong demand. For the second quarter of 2026, we currently expect per unit fiber costs to be flat as the positive impact of improved supply will be offset by strong demand.

Transportation costs for our solid wood segment in the first quarter of 2026 increased by approximately 12% to $14.9 million from $13.3 million in the same period of 2025 as a result of higher freight rates.

In the first quarter of 2026, Segment Operating EBITDA for the solid wood segment was negative $5.6 million compared to negative $0.3 million in the same period of 2025. This primarily resulted from higher per unit fiber costs partially offset by modestly higher sales realizations for most of our products.

Liquidity and Capital Resources

Summary of Cash Flows

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Net cash used in operating activities	$(85,666)	$(2,989)
Net cash used in investing activities	(12,825)	(19,860)
Net cash from financing activities	1,758	19,246
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(531)	151
Net decrease in cash, cash equivalents and restricted cash	$(97,264)	$(3,452)

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

FORM 10-Q

QUARTERLY REPORT - PAGE 27

Cash Flows from (used in) Operating Activities. In the three months ended March 31, 2026, cash used in operating activities was $85.7 million compared to $3.0 million in the same period of 2025. An increase in accounts receivable used cash of $32.0 million in the three months ended March 31, 2026 and $16.8 million in the same period of 2025. Adjusting for inventory impairments of $22.0 million, an increase in inventories used cash of $35.1 million in the three months ended March 31, 2026 and $6.9 million in the same period of 2025. An increase in accounts payable and accrued expenses provided cash of $12.7 million in the three months ended March 31, 2026 and $28.4 million in the same period of 2025. An increase in prepaid expenses and other used cash of $29.8 million in the three months ended March 31, 2026, primarily related to prepaid interest payments on our senior notes due 2028, and $27.5 million in the same period of 2025.

Cash Flows from (used in) Investing Activities. In the three months ended March 31, 2026, investing activities used cash of $12.8 million. In the three months ended March 31, 2026, we incurred $13.2 million of capital expenditures primarily related to lime kiln improvement and other strategic projects at our Stendal mill and maintenance projects across all mills and facilities.

In the three months ended March 31, 2025, investing activities used cash of $19.9 million. In the three months ended March 31, 2025, we incurred $20.1 million of capital expenditures primarily related to completion of the wood room project at our Celgar mill, log yard upgrades and other strategic projects at our Torgau facility and maintenance projects across all mills and facilities.

Cash Flows from (used in) Financing Activities. In the three months ended March 31, 2026, financing activities provided cash of $1.8 million. In the three months ended March 31, 2026, we borrowed approximately $5.8 million under our revolving credit facilities.

In the three months ended March 31, 2025, financing activities provided cash of $19.2 million. In the three months ended March 31, 2025, we borrowed approximately $21.8 million under our revolving credit facilities.

Balance Sheet Data

The following table is a summary of selected financial information as of the dates indicated:

	March 31, 2026	December 31, 2025
	(in thousands)
Cash and cash equivalents	$84,541	$186,805
Working capital	$449,976	$582,176
Total assets	$1,963,836	$2,041,420
Current liabilities	$384,776	$283,626
Long-term liabilities	$1,584,598	$1,689,734
Total shareholders’ equity (deficit)	$(5,538)	$68,060

Sources and Uses of Funds

Our principal sources of funds are cash flows from operations and cash and cash equivalents on hand. Our principal uses of funds consist of operating expenditures, capital expenditures and interest payments on our senior notes.

FORM 10-Q

QUARTERLY REPORT - PAGE 28

The following table sets out our total capital expenditures and interest expense for the periods indicated:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Capital expenditures	$13,166	$20,082
Cash paid for interest expense(1)	$25,047	$25,026
Interest expense(2)	$29,101	$28,155

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

As of March 31, 2026, we had cash and cash equivalents of $84.5 million. After taking into account the Waiver and the €70 million reduction in borrowing capacity thereunder (see “Debt Covenants”), we had approximately $144.5 million available under our revolving credit facilities, bringing aggregate liquidity to about $229.0 million as of March 31, 2026.

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

The Canadian joint revolving credit facility matures in January 2027 and is, therefore, classified as a current liability. Refinancing negotiations have begun for this facility and are expected to be completed before maturity. However, there can be no assurance such existing maturity will be extended, or other refinancings or related initiatives will be completed on acceptable terms, or at all. Alternatively, management currently believes that the Company maintains sufficient global liquidity to settle the obligation, if necessary. Management’s forecasts for its ability to maintain access to capital distributions rely on various factors, including underlying market and operational estimates and assumptions. As actual results may vary, there can be no assurance that these forecasted outcomes will be realized, and it is possible a change in these estimates and assumptions could materially impact our liquidity.

Based upon the current level of operations and our current expectations for future periods in light of the current economic environment, and in particular, current and expected pulp and lumber pricing, foreign exchange rates and our ability to complete refinancings of existing indebtedness, we believe that cash flow from operations and available cash, together with available borrowings under our revolving credit facilities and access to capital markets, will be adequate to finance the capital requirements for our business for the next 12 months.

In the future we may make commitments to additional capital projects or make acquisitions to achieve our long-term goals, including expanding our assets and earnings, which may require capital resources. Capital resources may also be required to repay or refinance our maturing debt over the longer term. Such capital resources may be substantial. The necessary capital resources are expected to be generated from cash flow from operations, cash on hand, borrowings against assets, asset dispositions, the issuance of securities or other financing arrangements. We continually monitor potential capital sources, including debt and equity financings, to, among other things, meet our targeted liquidity requirements and balance sheet goals. Our future success and ability to meet our business goals will be highly dependent on our ability to continue to access outside sources of capital.

Debt Covenants

Certain of our long-term obligations contain various financial tests and covenants customary to these types of arrangements. See our annual report on Form 10-K for the fiscal year ended December 31, 2025.

As of March 31, 2026, our leverage ratio exceeded the 3.50:1.00 maximum permitted under our German joint revolving credit facility, under which $201.2 million was drawn. We secured a waiver dated May 4, 2026 with respect to this covenant for the first three quarters of 2026 (the “Waiver”). Based on our current forecasts, we anticipate

FORM 10-Q

QUARTERLY REPORT - PAGE 29

returning to compliance by the fourth quarter of 2026, driven by targeted cost reductions, cyclical cash flow improvements, and stabilizing market conditions. In accordance with the Waiver and our assessment of the probability of meeting the required leverage ratio and complying with other covenants at subsequent compliance dates within the next year, the amount due under this facility remains classified as a non-current liability as of March 31, 2026.

Pursuant to the Waiver, the lenders waived the requirement to comply with the leverage ratio financial covenant for the first three fiscal quarters of 2026. The Waiver also modified certain covenants, including limiting utilization of the German joint revolving credit facility to €300 million while the leverage ratio exceeds 2.00:1.00, limiting drawdown requests for incremental borrowings to €20 million (until certain liquidity forecasts are provided), requiring average liquidity of the Company and its subsidiaries of US$30 million (tested monthly and measured over a rolling 13-week period), restricting capital expenditures of the German borrowers and their subsidiaries to €60 million for fiscal year 2026 without agent consent, and restricting distributions by the German borrowers to the Company until September 30, 2026 (subject to limited exceptions). The interest rate margin under the facility was modified to a range of 2.50% to 4.25% based on specified leverage ratio levels. The Waiver also provides, among other things, for a grant of security over certain assets of the German borrowers and guarantors, includes certain reporting requirements and creates additional events of default such as cross-defaults to certain of our other indebtedness, including our outstanding Senior Notes and Canadian joint revolving credit facility. Further information regarding the Waiver is set forth in our Current Report on Form 8-K dated May 7, 2026.

The Waiver gives us the opportunity to pursue and implement measures and solutions to enhance our liquidity and financial condition in the current economic environment and to assist our positioning for an eventual market recovery. To this end, we are also evaluating strategic alternatives and financing options to address our liquidity needs and goals. Our board of directors has appointed a special committee of independent directors to oversee, review and evaluate the development and implementation of potential liquidity management strategies and other transactions to improve our capital structure.

Any further covenant waivers may lead to increased costs, increased interest rates, additional restrictive covenants and other available lender protections as may be agreed with our lenders. There can be no assurance that we would be able to obtain additional waivers in a timely manner, or on acceptable terms. Any inability to secure additional relief could lead to an event of default and the acceleration of amounts due. We intend to meet any resulting liquidity needs through a combination of internal cash generation and continued access to the debt and equity capital markets. See “Sources and Uses of Funds”.

Our other debt agreements remain in compliance and this Waiver does not trigger any cross-default provisions under those agreements.

Contractual Obligations and Commitments

There were no material changes outside the ordinary course to any of our material contractual obligations during the three months ended March 31, 2026.

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

As a result of a stronger dollar versus the euro and Canadian dollar as of March 31, 2026, during the three months ended March 31, 2026, we recorded a non-cash decrease of $22.0 million in the carrying value of our net assets denominated in euros and Canadian dollars, consisting primarily of our property, plant and equipment. This non-cash decrease does not affect our net loss, Operating EBITDA or cash but is reflected in our other comprehensive income (loss) and as a decrease to our total equity. As a result, our accumulated other comprehensive loss increased to $109.6 million.

FORM 10-Q

QUARTERLY REPORT - PAGE 30

Based upon the exchange rate as of March 31, 2026, the dollar was approximately 2% stronger against the Canadian dollar and euro since December 31, 2025. See “Quantitative and Qualitative Disclosures about Market Risk”.

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

Our significant accounting policies are disclosed in Note 1 to our audited annual financial statements included in our annual report on Form 10-K for the fiscal year ended December 31, 2025. While all of the significant accounting policies are important to the consolidated financial statements, some of these policies may be viewed as having a high degree of judgment. On an ongoing basis using currently available information, management reviews its estimates, including those related to accounting for, among other things, future cash flows associated with the Company’s debt covenant compliance and related debt classification and impairment testing for long-lived assets, depreciation and amortization, pension and other post-retirement benefit obligations, deferred income taxes (valuation allowance and permanent reinvestment), revenues under long-term contracts, inventory impairment, legal liabilities and contingencies. Actual results could differ materially from these estimates and changes in these estimates are recorded when known.

For information about our significant and critical accounting policies, see our annual report on Form 10-K for the fiscal year ended December 31, 2025.

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
•
our business, financial condition and results of operations could be adversely affected by disruptions in the global and European economies caused by geopolitical conflicts, including Russia’s invasion of Ukraine and conflicts in the Middle East;
•
the impacts of changes in international trade policies, including tariffs, duties or other trade barriers by the United States, or other nations, may adversely impact our business, financial condition and results of operations;

FORM 10-Q

QUARTERLY REPORT - PAGE 31

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
•
we have obtained a temporary Waiver under our German joint revolving credit facility, and any failure to comply with the terms of the Waiver, return to compliance by the end of the waiver period or obtain additional relief could materially adversely affect our liquidity and financial condition;
•
changes in credit ratings issued by nationally recognized statistical rating organizations could adversely affect our cost of financing and have an adverse effect on the market price of our securities;
•
we are exposed to interest rate fluctuations;

FORM 10-Q

QUARTERLY REPORT - PAGE 32

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

Given these uncertainties, you should not place undue reliance on our forward-looking statements. The foregoing review of important factors is not exhaustive or necessarily in order of importance and should be read in conjunction with the risks and assumptions including those set forth under “Item 1A. Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2025 and in the other reports and documents we have filed with or furnished to the SEC. We advise you that these cautionary remarks expressly qualify in their entirety all forward-looking statements attributable to us or persons acting on our behalf. Unless required by law, we do not assume any obligation to update forward-looking statements based on unanticipated events or changed expectations. However, you should carefully review the reports and other documents we file from time to time with the SEC.

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

FORM 10-Q

QUARTERLY REPORT - PAGE 33

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

The third-party industry quoted average European list prices for NBSK pulp between 2017 and 2026 have fluctuated between a low of $810 per ADMT in 2017 to a high of $1,655 per ADMT in 2026. In the same period, third-party industry quoted average North American list prices for NBHK pulp have fluctuated between a low of $830 per ADMT in 2017 to a high of $1,620 per ADMT in 2022.

As a key construction material, the pricing and demand for lumber is also significantly influenced by the number of housing starts, especially in the U.S. In the U.S., third-party industry quoted monthly average western spruce/pine/fir (WSPF) 2 x 4 #2&Btr prices between 2017 and 2026 have fluctuated between a low of $310 per Mfbm in 2017 to a high of $1,604 per Mfbm in 2021. Similarly, the demand for CLT and glulam is primarily driven by the wood construction market and increased government policies focused on a low-carbon economy.

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

A pulp producer’s actual sales price realizations are net of customer discounts, rebates and other selling concessions. Accordingly, prices for pulp and lumber are driven by many factors outside our control, and we have little influence over the timing and extent of price changes, which are often volatile. Because market conditions beyond our control determine the prices for pulp and lumber, prices may fall below our cash production costs, requiring us to either incur short-term losses on product sales or cease production at one or more of our mills. Therefore, our profitability depends on managing our cost structure, particularly raw materials which represent a significant component of our operating costs and can fluctuate based upon factors beyond our control. If the prices of our products decline, or if prices for our raw materials increase, or both, our results of operations and cash flows could be materially adversely affected.

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

FORM 10-Q

QUARTERLY REPORT - PAGE 34

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

QUARTERLY REPORT - PAGE 35

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

For additional information, please refer to “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our annual report on Form 10-K for the fiscal year ended December 31, 2025.

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

FORM 10-Q

QUARTERLY REPORT - PAGE 36

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to routine litigation incidental to our business, including that which is described in our latest annual report on Form 10-K for the fiscal year ended December 31, 2025. We do not believe that the outcome of such litigation will have a material adverse effect on our business or financial condition.

ITEM 1A. RISK FACTORS

Except as set forth below, there have been no material changes to the factors disclosed in “Item 1A. Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2025.

Risks Related to our Debt

We have obtained a temporary Waiver under our German joint revolving credit facility, and any failure to comply with the terms of the Waiver, return to compliance by the end of the waiver period or obtain additional relief could materially adversely affect our liquidity and financial condition.

As of March 31, 2026, we did not meet the required leverage ratio covenant under our German joint revolving credit facility. We subsequently obtained a Waiver from our lenders, effective through September 30, 2026. Pursuant to the Waiver, we are subject to additional restrictions, including limitations on facility utilization, capital expenditures and distributions, as well as increased interest rate margins and security requirements. For more information, see “Liquidity and Capital Resources - Debt Covenants” in Part I, Item 2 of this report.

There can be no assurance that we will return to compliance with our financial covenants by the end of the Waiver period or that, if necessary, we would be able to obtain additional waivers under our existing indebtedness on acceptable terms, or at all. The Waiver also created additional events of default, including cross-defaults to certain of our other debt agreements and failure to comply with the Waiver’s covenants and reporting requirements. Our inability to maintain compliance or secure additional relief could result in an event of default, acceleration of amounts due, and a material adverse impact on our liquidity, financial condition and results of operations.

Investors should also review the risk factors under “Item 1.A. Risk Factors - Risks Related to our Debt” in our Form 10-K for the fiscal year ended December 31, 2025, which remain applicable.

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

101

The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2026 of Mercer International Inc., formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Interim Consolidated Statements of Operations; (ii) Interim Consolidated Statements of Comprehensive Income (Loss); (iii) Interim Consolidated Balance Sheets; (iv) Interim Consolidated Statements of Changes in Shareholders’ Equity; (v) Interim Consolidated Statements of Cash Flows; and (vi) Notes to the Interim Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 has been formatted in iXBRL.

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

Date: May 7, 2026

FORM 10-Q

QUARTERLY REPORT - PAGE 39