Form 10-Q
period 2026-06-30
MERCER INTERNATIONAL INC.
filed 2026-08-06
CIK 1333274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

The Registrant had 67,018,033 shares of common stock outstanding as of August 4, 2026.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2026

(Unaudited)

FORM 10-Q

QUARTERLY REPORT - PAGE 2

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands of U.S. dollars, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$460,278	$453,524	$949,582	$960,498
Costs and expenses
Cost of sales, excluding depreciation and amortization	449,798	444,047	902,783	874,294
Cost of sales depreciation and amortization	37,903	37,451	78,569	77,741
Selling, general and administrative expenses	31,551	30,430	60,096	60,134
Operating loss	(58,974)	(58,404)	(91,866)	(51,671)
Other income (expenses)
Interest expense	(30,920)	(28,411)	(60,021)	(56,566)
Other income (expenses)	503	(1,120)	2,323	(1,305)
Total other expenses, net	(30,417)	(29,531)	(57,698)	(57,871)
Loss before income taxes	(89,391)	(87,935)	(149,564)	(109,542)
Income tax recovery	13,413	1,864	21,590	1,132
Net loss	$(75,978)	$(86,071)	$(127,974)	$(108,410)
Net loss per common share
Basic	$(1.13)	$(1.29)	$(1.91)	$(1.62)
Diluted	$(1.13)	$(1.29)	$(1.91)	$(1.62)
Dividends declared per common share	$—	$0.075	$—	$0.150

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands of U.S. dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(75,978)	$(86,071)	$(127,974)	$(108,410)
Other comprehensive income (loss)
Loss related to defined benefit pension plans, net of tax	(471)	(269)	(948)	(531)
Foreign currency translation adjustments	(15,037)	99,249	(37,033)	133,586
Other comprehensive income (loss), net of tax	(15,508)	98,980	(37,981)	133,055
Total comprehensive income (loss)	$(91,486)	$12,909	$(165,955)	$24,645

See accompanying Notes to the Interim Consolidated Financial Statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 3

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

	June 30, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$78,775	$186,805
Restricted cash	5,000	—
Accounts receivable, net	308,554	298,889
Inventories	375,301	359,401
Prepaid expenses and other	15,720	20,707
Total current assets	783,350	865,802
Property, plant and equipment, net	1,028,469	1,115,490
Amortizable intangible assets, net	24,335	26,110
Operating lease right-of-use assets	5,696	6,818
Pension asset	11,328	12,975
Deferred income tax assets	4,929	7,839
Other long-term assets	11,800	6,386
Total assets	$1,869,907	$2,041,420
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and other	$270,496	$269,217
Pension and other post-retirement benefit obligations	718	745
Current debt	329,662	13,664
Total current liabilities	600,876	283,626
Long-term debt	1,305,711	1,605,144
Pension and other post-retirement benefit obligations	10,786	10,392
Operating lease liabilities	3,048	3,858
Deferred income tax liabilities	33,079	58,298
Other long-term liabilities	14,381	12,042
Total liabilities	1,967,881	1,973,360
Shareholders’ equity
Common shares $1 par value; 200,000,000 authorized; 67,018,000 issued and outstanding (2025 – 66,983,000)	67,083	66,871
Additional paid-in capital	365,066	365,357
Accumulated deficit	(404,990)	(277,016)
Accumulated other comprehensive loss	(125,133)	(87,152)
Total shareholders’ equity (deficit)	(97,974)	68,060
Total liabilities and shareholders’ equity	$1,869,907	$2,041,420

Commitments and contingencies (Note 14)

See accompanying Notes to the Interim Consolidated Financial Statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 4

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(In thousands of U.S. dollars)

	Common shares
Three Months Ended June 30:	Number (thousands of shares)	Amount, at Par Value	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity (Deficit)
Balance as of March 31, 2026	66,983	$66,871	$366,228	$(329,012)	$(109,625)	$(5,538)
Shares issued on grants of restricted shares	25	112	(112)	—	—	—
Shares issued on deferred stock units	11	100	(100)	—	—	—
Stock compensation expense	—	—	(950)	—	—	(950)
Net loss	—	—	—	(75,978)	—	(75,978)
Other comprehensive loss	—	—	—	—	(15,508)	(15,508)
Balance as of June 30, 2026	67,019	$67,083	$365,066	$(404,990)	$(125,133)	$(97,974)

Balance as of March 31, 2025	66,871	$66,850	$363,637	$203,558	$(196,694)	$437,351
Shares issued on grants of restricted shares	112	21	(21)	—	—	—
Stock compensation expense	—	—	1,255	—	—	1,255
Net loss	—	—	—	(86,071)	—	(86,071)
Dividends declared	—	—	—	(5,024)	—	(5,024)
Other comprehensive income	—	—	—	—	98,980	98,980
Balance as of June 30, 2025	66,983	$66,871	$364,871	$112,463	$(97,714)	$446,491

Six Months Ended June 30:
Balance as of December 31, 2025	66,983	$66,871	$365,357	$(277,016)	$(87,152)	$68,060
Shares issued on grants of restricted shares	25	112	(112)	—	—	—
Shares issued on deferred stock units	11	100	(100)	—	—	—
Stock compensation expense	—	—	(79)	—	—	(79)
Net loss	—	—	—	(127,974)	—	(127,974)
Other comprehensive loss	—	—	—	—	(37,981)	(37,981)
Balance as of June 30, 2026	67,019	$67,083	$365,066	$(404,990)	$(125,133)	$(97,974)

Balance as of December 31, 2024	66,871	$66,850	$362,782	$230,912	$(230,769)	$429,775
Shares issued on grants of restricted shares	112	21	(21)	—	—	—
Stock compensation expense	—	—	2,110	—	—	2,110
Net loss	—	—	—	(108,410)	—	(108,410)
Dividends declared	—	—	—	(10,039)	—	(10,039)
Other comprehensive income	—	—	—	—	133,055	133,055
Balance as of June 30, 2025	66,983	$66,871	$364,871	$112,463	$(97,714)	$446,491

See accompanying Notes to the Interim Consolidated Financial Statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 5

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands of U.S. dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cash flows from (used in) operating activities
Net loss	$(75,978)	$(86,071)	$(127,974)	$(108,410)
Adjustments to reconcile net loss to cash flows from operating activities
Depreciation and amortization	37,981	37,523	78,721	77,878
Deferred income tax recovery	(13,254)	(1,632)	(21,263)	(11,138)
Inventory impairment	29,000	11,000	51,000	11,000
Defined benefit pension plans and other post-retirement benefit plan expense (income)	(82)	175	(161)	344
Stock-based compensation	(857)	1,036	(69)	2,042
Foreign exchange transaction losses (gains)	(621)	9,361	(5,261)	17,779
Other	2,462	3,012	2,250	4,640
Changes in working capital
Accounts receivable	18,580	31,588	(13,452)	14,790
Inventories	(46,597)	(17,175)	(81,727)	(24,066)
Accounts payable and accrued expenses	(87)	(12,046)	12,579	16,386
Prepaid expenses and other	34,337	18,703	4,575	(8,760)
Net cash used in operating activities	(15,116)	(4,526)	(100,782)	(7,515)
Cash flows from (used in) investing activities
Purchase of property, plant and equipment	(12,164)	(24,331)	(25,330)	(44,413)
Proceeds from government grants	4,825	3,115	4,825	3,115
Other	821	(1,557)	1,162	(1,335)
Net cash used in investing activities	(6,518)	(22,773)	(19,343)	(42,633)
Cash flows from (used in) financing activities
Proceeds from revolving credit facilities, net	24,153	3,607	30,001	25,361
Dividend payments	—	(5,015)	—	(5,015)
Payment of finance lease obligations	(3,753)	(2,405)	(7,316)	(4,913)
Other	(4,551)	545	(5,078)	545
Net cash from (used in) financing activities	15,849	(3,268)	17,607	15,978
Effect of exchange rate changes on cash, cash equivalents and restricted cash	19	(4,407)	(512)	(4,256)
Net decrease in cash, cash equivalents and restricted cash	(5,766)	(34,974)	(103,030)	(38,426)
Cash, cash equivalents and restricted cash, beginning of period	89,541	181,473	186,805	184,925
Cash, cash equivalents and restricted cash, end of period	$83,775	$146,499	$83,775	$146,499

Supplemental cash flow disclosure:
Cash paid for interest	$29,183	$28,209	$54,230	$53,415
Cash paid for income taxes	$—	$12,679	$—	$29,591
Supplemental schedule of non-cash investing and financing activities:
Leased production and other equipment	$1,011	$4,072	$4,413	$5,460

See accompanying Notes to the Interim Consolidated Financial Statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 6

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 1. The Company, Going Concern, and Summary of Significant Accounting Policies

Nature of Operations and Basis of Presentation

The interim consolidated financial statements contained herein (the “Interim Consolidated Financial Statements”) include the accounts of Mercer International Inc. (“Mercer Inc.”) and all of its subsidiaries (collectively the “Company”). Mercer Inc. owns 100% of its subsidiaries. The Company’s shares of common stock are quoted and listed for trading on the NASDAQ Global Select Market.

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

Going Concern

These Interim Consolidated Financial Statements have been prepared in accordance with GAAP assuming the Company will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business within one year from the issuance of these Interim Consolidated Financial Statements. However, as further described below, substantial doubt exists regarding the Company’s ability to continue as a going concern for the one-year period from the issuance of these Interim Consolidated Financial Statements.

The January 2027 maturity of the Canadian joint revolving credit facility (the “Canadian Facility”) represents the Company’s primary liquidity requirement over the next 12 months. Currently, the Company is not projected to generate sufficient cash flow to settle this obligation at maturity unless external refinancing or alternative funding is obtained. This situation stems from delayed industry recovery due to an extended cyclical downturn in global pulp prices and prolonged geopolitical conflicts. Additionally, fiber costs for the German pulp mills are experiencing upward pressure driven by regional supply shortages and increased competition for sawmill residuals from energy producers. A default under the Canadian Facility, absent a waiver, could also trigger a cross-default under the Company’s senior notes if lenders under the Canadian Facility exercise their acceleration rights.

As of June 30, 2026, the Company had cash and cash equivalents of $78,775, current assets of $783,350, and current liabilities of $600,876. These current liabilities include $329,662 of current debt, of which $85,500 relates to the Canadian Facility and $230,159 relates to the German joint revolving credit facility (the “German Facility”). While the German Facility matures in September 2027, it has been classified as current due to a probable covenant breach in the fourth quarter of 2026 and is subject to potential acceleration if unwaived (refer to the Debt Note for more information). If accelerated during that period, the Company is not projected to generate sufficient cash flow to settle the obligation. During the six months ended June 30, 2026, the Company incurred a net loss of $127,974 and used $100,782 of cash in operating activities.

The Company currently anticipates renegotiating or replacing the Canadian Facility ahead of its maturity and has

FORM 10-Q

QUARTERLY REPORT - PAGE 7

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

engaged advisors to review strategic alternatives and broader financing initiatives. As part of this process, the Company has entered into discussions with holders of the 2028 and 2029 senior notes, as well as other stakeholders across its capital structure, regarding potential financing and other liquidity-enhancing transactions. While management currently believes that it will reach a resolution prior to the maturity or potential acceleration of current debt, there can be no assurance that the Company will successfully renegotiate or amend the facilities, or complete any such financing, refinancing or strategic transactions on acceptable terms, or at all.

The Interim Consolidated Financial Statements do not include any adjustments, which could be material, to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if the Company were unable to continue as a going concern.

Use of Estimates

Preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant management judgment is required in determining the accounting for, among other things, the Company’s ability to continue as a going concern, future cash flows associated with the Company’s debt covenant compliance and related debt classification and impairment testing for long-lived assets, depreciation and amortization, pension and other post-retirement benefit obligations, deferred income taxes (valuation allowance and permanent reinvestment), revenues under long-term contracts, inventory impairment, legal liabilities and contingencies. Actual results could differ materially from these estimates, and changes in these estimates are recorded when known.

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

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$78,775	$186,805
Restricted cash (a)	5,000	—
	$83,775	$186,805
(a)
Restricted cash consists of deposits held as collateral for a standby letters of credit facility.

FORM 10-Q

QUARTERLY REPORT - PAGE 8

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 3. Inventories

Inventories as of June 30, 2026 and December 31, 2025, were comprised of the following:

	June 30, 2026	December 31, 2025
Raw materials	$100,106	$92,885
Finished goods	128,999	118,674
Spare parts and other	146,196	147,842
	$375,301	$359,401

For the three and six months ended June 30, 2026, the Company recorded inventory impairment charges of $29,000 and $51,000, respectively, as a result of low pulp prices and high fiber costs. As of June 30, 2026, $18,000 of the write-down was recorded against raw materials inventory and $11,000 was recorded primarily against finished goods inventory. The inventory impairment charges are included in “Cost of sales, excluding depreciation and amortization” in the Interim Consolidated Statements of Operations.

For the three months ended June 30, 2025, the Company recorded inventory impairment charges of $10,000 against raw materials inventory and $1,000 against finished goods inventory as a result of low hardwood pulp prices.

Note 4. Accounts Payable and Other

Accounts payable and other as of June 30, 2026 and December 31, 2025, was comprised of the following:

	June 30,	December 31,
	2026	2025
Trade payables	$74,404	$72,046
Accrued expenses	85,815	85,720
Interest payable	33,395	32,946
Income tax payable	10,539	11,099
Payroll-related accruals	29,034	25,156
Deposits for mass timber sales contracts (a)	8,216	16,434
Wastewater fee (b)	13,682	10,570
Operating lease liability	2,725	3,097
Other	12,686	12,149
	$270,496	$269,217
(a)
Revenues recognized for the six months ended June 30, 2026 and 2025 from amounts recorded as deposits, advances or progress billings within “Accounts payable and other” at the beginning of each year were $14,602 and $4,273, respectively.
(b)
The Company is required to pay certain fees based on wastewater emissions at its German mills. Accrued fees can be reduced upon the mills’ demonstration of improved wastewater emissions.

FORM 10-Q

QUARTERLY REPORT - PAGE 9

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 5. Debt

Debt as of June 30, 2026 and December 31, 2025, was comprised of the following:

	Maturity	June 30, 2026	December 31, 2025
Senior notes (a)
12.875% senior notes	2028	$400,000	$400,000
5.125% senior notes	2029	875,000	875,000

Credit arrangements
€370.1 million German Facility (b)	2027	230,159	200,925
C$160.0 million Canadian Facility (c)	2027	85,500	94,758
€2.6 million demand loan (d)		—	—
C$20 million standby letters of credit facility (e)	2027	—	—

Finance lease liability		50,344	54,873
Less: unamortized senior note issuance costs		(5,630)	(6,748)
		1,635,373	1,618,808
Less current portion of debt:
Finance lease liability		(14,003)	(13,664)
German Facility		(230,159)	—
Canadian Facility		(85,500)	—
Current debt		(329,662)	(13,664)
Long-term debt		$1,305,711	$1,605,144

The maturities of the long-term principal portion of debt as of June 30, 2026 were as follows:

Senior Notes
2028	$400,000
2029	875,000
$1,275,000

Certain of the Company’s debt instruments were issued under agreements which, among other things, may limit its ability and the ability of its subsidiaries to make certain payments, including dividends. These limitations are subject to specific exceptions. As of June 30, 2026, the Company was in compliance with the terms of its debt agreements with the exception of a financial covenant under its German Facility, which non-compliance has been waived during the applicable waiver period. Refer to (b) below for additional details.

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

The 2029 Senior Notes can be redeemed at 100.00% of their principal amount, plus accrued and unpaid interest. The 2028 Senior Notes can be redeemed at the prices (expressed as percentages of principal amount) and during the periods specified in the table below, plus accrued and unpaid interest:

2028 Senior Notes
12 Month Period Beginning	Percentage
October 1, 2025	106.438%
October 1, 2026	103.219%
October 1, 2027 and thereafter	100.000%

FORM 10-Q

QUARTERLY REPORT - PAGE 10

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

(b)
A €370.1 million joint revolving credit facility for the German mills that matures in September 2027, which has been reclassified as a current liability due to management’s determination that it is probable that the Company will not meet the required leverage ratio financial covenant with respect to the quarter ending December 31, 2026, as discussed further below. Borrowings under the facility are otherwise unsecured and subject to interest at the Euro Interbank Offered Rate (“Euribor”) plus a variable margin ranging from 1.40% to 2.35% dependent on conditions including but not limited to a prescribed leverage ratio (currently secured on a temporary basis, and subject to an increased margin of 2.50% to 4.25%, in connection with the waiver described below). The facility is sustainability-linked whereby the interest rate margin is subject to upward or downward adjustments of up to 0.05% per annum if the Company achieves, or fails to achieve, certain specified sustainability targets. As of June 30, 2026, approximately €202.0 million ($230,159) of this facility was drawn and accruing interest at a rate of 5.361% and approximately €21.4 million ($24,414) was supporting bank guarantees.

Debt Covenants and Waiver

As of March 31, 2026, the Company’s German subsidiaries that are borrowers under the German Facility did not meet the required leverage ratio thereunder. A waiver dated May 4, 2026, was received with respect to the leverage ratio financial covenant for the first three quarters of 2026, such that the leverage ratio financial covenant will not be required to be tested with respect to any quarter until the quarter ending December 31, 2026 (and thereafter), following the expiration of the existing waiver. Under the terms of the waiver, distributions to the parent entity are prohibited until September 30, 2026 (subject to limited exceptions). Additionally, certain covenants were modified, one of which limits facility utilization to €300.0 million while the leverage ratio exceeds 2.00:1.00. The waiver also provides for, among other things, modifications to the existing variable margin to a range of 2.50% to 4.25% depending on prescribed leverage ratios, a grant of security over certain assets, and creates additional events of default such as cross-defaults to certain of the Company’s other indebtedness, including the outstanding Senior Notes and Canadian Facility, and provides other ancillary lender protections. Management has determined it is probable that the Company will not meet the required leverage ratio with respect to the quarter ending December 31, 2026, following the expiration of the existing waiver. As a result, the amount due under the German Facility has been classified as current in the Interim Consolidated Balance Sheet.

As of June 30, 2026, adjusting for the utilization limit, approximately €76.6 million ($87,247) was available for future draws. While non-compliance with the leverage ratio financial covenant addressed pursuant to the waiver did not and does not trigger any cross-default provisions under the Company’s Senior Notes or Canadian Facility, an unwaived breach with respect to the quarter ending December 31, 2026 could lead to a default and subsequent cross-defaults if the lenders under the German Facility exercise their acceleration rights.

(c)
A C$160.0 million joint revolving credit facility for the Celgar mill, Peace River mill and certain other Canadian subsidiaries that matures in January 2027. The facility is available by way of: (i) Canadian dollar denominated advances, which bear interest at a designated prime rate per annum; (ii) Canadian dollar denominated advances, which bear interest at the applicable Adjusted Term Canadian Overnight Repo Rate Average plus 1.20% to 1.45% per annum; (iii) dollar denominated base rate advances at the greater of the federal funds rate plus 0.50%, an Adjusted Term Secured Overnight Financing Rate (“SOFR”) for a one month tenor plus 1.00% and the bank’s applicable reference rate for dollar denominated loans; and (iv) dollar denominated SOFR advances, which bear interest at the applicable Adjusted Term SOFR plus 1.20% to 1.45% per annum. As of June 30, 2026, approximately C$121.5 million ($85,500) of this facility was drawn and accruing interest at a rate of 4.014%, approximately C$0.6 million ($425) was supporting letters of credit and approximately C$19.5 million ($13,787) was available.
(d)
A €2.6 million demand loan for the Rosenthal mill that does not have a maturity date. Borrowings under this facility are unsecured and bear interest at the rate of the three-month Euribor plus 2.50%. As of June 30, 2026, approximately €2.6 million ($2,908) of this facility was supporting bank guarantees and approximately $nil was available.

FORM 10-Q

QUARTERLY REPORT - PAGE 11

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

(e)
In October 2025, the Company entered into a C$20.0 million revolving credit facility for the Celgar mill and Peace River mill that matures in August 2027. This facility is available through letters of credit denominated in Canadian dollars and dollars, which incur fees at the greater of 0.50% per annum of the face amount of the letter of credit or C$300. The facility and all letters of credit issued prior to August 2026 are guaranteed by Export Development Canada through their maturity in August 2027. As of June 30, 2026, C$3.1 million ($2,200) of this facility was supporting letters of credit and approximately C$16.9 million ($11,874) was available.

Note 6. Pension and Other Post-Retirement Benefit Obligations

Defined Benefit Plans

Pension benefits are based on employees’ earnings and years of service. The defined benefit plans are funded by contributions from the Company based on actuarial estimates and statutory requirements. The components of the net benefit costs for the Celgar and Peace River defined benefit plans, in aggregate for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,
	2026		2025
	Pension	Other Post- Retirement Benefits	Pension	Other Post- Retirement Benefits
Service cost	$642	$21	$671	$36
Interest cost	1,074	106	1,015	111
Expected return on plan assets	(1,452)	—	(1,389)	—
Amortization of unrecognized items	(283)	(190)	(82)	(187)
Net benefit costs (gains)	$(19)	$(63)	$215	$(40)

	Six Months Ended June 30,
	2026		2025
	Pension	Other Post- Retirement Benefits	Pension	Other Post- Retirement Benefits
Service cost	$1,291	$43	$1,318	$70
Interest cost	2,158	213	1,995	219
Expected return on plan assets	(2,916)	—	(2,727)	—
Amortization of unrecognized items	(569)	(381)	(163)	(368)
Net benefit costs (gains)	$(36)	$(125)	$423	$(79)

The components of the net benefit costs (gains) other than service cost are recorded in “Other income (expenses)” in the Interim Consolidated Statements of Operations. The amortization of unrecognized items relates to actuarial losses (gains) and prior service costs.

Defined Contribution Plan

Effective December 31, 2008, the defined benefit plans at the Celgar mill were closed to new members and the service accrual ceased. Effective January 1, 2009, the members began to receive pension benefits, at a fixed contractual rate, under a defined contribution plan. During the three and six months ended June 30, 2026, the Company made contributions of $335 and $782, respectively, to this plan (2025 – $402 and $613).
FORM 10-Q

QUARTERLY REPORT - PAGE 12

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Multiemployer Plan

The Company participates in a multiemployer plan for the hourly-paid employees at the Celgar mill. The contributions to the plan are determined based on a percentage of pensionable earnings pursuant to a collective bargaining agreement. The Company has no current or future contribution obligations in excess of the contractual contributions. During the three and six months ended June 30, 2026, the Company made contributions of $628 and $1,178, respectively, to this plan (2025 – $683 and $1,389).

Note 7. Income Taxes

The U.S. Federal statutory income tax rate and the Company’s effective income tax rate are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
U.S. Federal statutory rate	21.0%	21.0%	21.0%	21.0%
Effective income tax rate	15.0%	2.1%	14.4%	1.0%

The differences between the 21% U.S. Federal statutory rate and the effective income tax rates for the three and six months ended June 30, 2026, were driven by changes in valuation allowances, the effect of foreign earnings, the tax benefit of a partnership structure and return-to-provision adjustments.

Note 8. Shareholders’ Equity

Stock-Based Compensation

The Company’s stock incentive plan consists of stock options, restricted stock units (“RSUs”), deferred stock units (“DSUs”), restricted shares, performance shares, performance share units (“PSUs”) and stock appreciation rights. During the three and six months ended June 30, 2026, there were no issued and outstanding stock options, performance shares or stock appreciation rights. As of June 30, 2026, after factoring in all allocated shares, there remain approximately 3.2 million common shares available for grant.

The following table summarizes non-vested PSU activity during the period:

Number of PSUs
Balance as of January 1, 2026	4,393,692
Granted	3,596
Forfeited	(1,214,616)
Balance as of June 30, 2026	3,182,672

The following table summarizes non-vested restricted share, RSU and DSU activity during the period:

	Number of Equity Based Awards			Liability Based Awards
	Restricted Shares	RSUs	Equity DSUs	Cash Only DSUs
Balance as of January 1, 2026	111,732	273,501	101,956	55,866
Granted	25,000	971,882	159,729	75,000
Vested	(111,732)	—	(145,435)	(55,866)
Balance as of June 30, 2026	25,000	1,245,383	116,250	75,000

There were 228,667 equity-settled DSUs (“Equity DSUs”) and 137,709 cash-settled DSUs (“Cash Only DSUs”) granted to directors that were vested but not settled as of June 30, 2026.

FORM 10-Q

QUARTERLY REPORT - PAGE 13

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 9. Net Loss Per Common Share

The reconciliation of basic and diluted net loss per common share for the three and six months ended June 30, 2026 and 2025 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss
Basic and diluted	$(75,978)	$(86,071)	$(127,974)	$(108,410)

Net loss per common share
Basic	$(1.13)	$(1.29)	$(1.91)	$(1.62)
Diluted	$(1.13)	$(1.29)	$(1.91)	$(1.62)

Weighted average number of common shares outstanding:
Basic (a)	67,039,238	66,914,282	67,002,092	66,903,741
Diluted	67,039,238	66,914,282	67,002,092	66,903,741

(a)
For the three and six months ended June 30, 2026, the weighted average number of common shares outstanding excludes 25,000 restricted shares which have been issued, but have not vested as of June 30, 2026 (2025 – 111,732 restricted shares) and includes vested Equity DSUs.

The calculation of diluted net loss per common share does not assume the exercise of any instruments that would have an anti-dilutive effect on net loss per common share. Non-vested instruments excluded from the calculation of net loss per common share because they were anti-dilutive for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
PSUs	3,182,672	5,169,040	3,182,672	5,169,040
Restricted shares	25,000	111,732	25,000	111,732
RSUs	1,245,383	—	1,245,383	—
Equity DSUs	116,250	101,956	116,250	101,956

FORM 10-Q

QUARTERLY REPORT - PAGE 14

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 10. Accumulated Other Comprehensive Loss

The change in the accumulated other comprehensive loss by component (net of tax) for the three and six months ended June 30, 2026 and 2025 was as follows:

	Foreign Currency Translation Adjustments	Defined Benefit Pension and Other Post-Retirement Benefit Items	Total
Three Months Ended June 30:
Balance as of March 31, 2026	$(138,634)	$29,009	$(109,625)
Other comprehensive loss before reclassifications	(15,037)	—	(15,037)
Amounts reclassified	—	(471)	(471)
Other comprehensive loss	(15,037)	(471)	(15,508)
Balance as of June 30, 2026	$(153,671)	$28,538	$(125,133)

Balance as of March 31, 2025	$(215,660)	$18,966	$(196,694)
Other comprehensive income before reclassifications	99,249	—	99,249
Amounts reclassified	—	(269)	(269)
Other comprehensive income (loss)	99,249	(269)	98,980
Balance as of June 30, 2025	$(116,411)	$18,697	$(97,714)

Six Months Ended June 30:
Balance as of December 31, 2025	$(116,638)	$29,486	$(87,152)
Other comprehensive loss before reclassifications	(37,033)	—	(37,033)
Amounts reclassified	—	(948)	(948)
Other comprehensive loss	(37,033)	(948)	(37,981)
Balance as of June 30, 2026	$(153,671)	$28,538	$(125,133)

Balance as of December 31, 2024	$(249,997)	$19,228	$(230,769)
Other comprehensive income before reclassifications	133,586	—	133,586
Amounts reclassified	—	(531)	(531)
Other comprehensive income (loss)	133,586	(531)	133,055
Balance as of June 30, 2025	$(116,411)	$18,697	$(97,714)

Note 11. Related Party Transactions

For the three and six months ended June 30, 2026, services from the Company’s 20% owned logging and chipping operation were $596 and $2,991, respectively (2025 – $805 and $3,774) and as of June 30, 2026, the Company had a payable balance to the operation of $19 (December 31, 2025 – receivable of $1,077).

For the three and six months ended June 30, 2026, services from the Company’s 26% owned wood purchasing operation were $3,939 and $5,292, respectively, (2025 – $3,434 and $5,662) and as of June 30, 2026, the Company had a payable balance to the operation of $154 (December 31, 2025 – $nil).

The Company maintains a commercial surety bond facility to support its mass timber project bidding and contract performance requirements with an entity owned by a major shareholder of the Company. Under the terms of the arrangement, the Company pays standard commercial premiums to the entity upon the issuance of any surety bonds. As of June 30, 2026, the facility provided up to $30,000 dollars in total bonding capacity of which a nominal portion was utilized.

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

FORM 10-Q

QUARTERLY REPORT - PAGE 16

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Information about certain segment data for the three and six months ended June 30, 2026 and 2025 was as follows:

Three Months Ended June 30, 2026	Pulp	Solid Wood	Total of Segments (a)
Revenues from external customers	$325,074	$134,203	$459,277
Intersegment revenues	527	13,865	14,392
	325,601	148,068	473,669
Less segment expenses:
Fiber	178,249	90,741
Maintenance (b)	24,468	9,946
Freight	37,434	16,215
Labor (c)	23,513	16,854
Chemicals	34,330	—
Energy	12,955	8,494
Other (d)	27,303	14,056
Segment Operating EBITDA	$(12,651)	$(8,238)	$(20,889)

Purchase of property, plant and equipment	$10,457	$1,697	$12,154

(a)
The total of segments’ Segment Operating EBITDA is reconciled to “Loss before income taxes” in the Interim Consolidated Statements of Operations as follows:

Three Months Ended June 30, 2026	Pulp	Solid Wood	Total
Reconciliation to loss before income taxes
Total of segments’ Segment Operating EBITDA			$(20,889)
Segment depreciation and amortization	(22,624)	(15,279)	(37,903)
Interest expense			(30,920)
Other income			503
Corporate items and eliminations			(182)
Loss before income taxes			$(89,391)

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

FORM 10-Q

QUARTERLY REPORT - PAGE 17

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Three Months Ended June 30, 2026	Pulp	Solid Wood	Corporate and Other	Consolidated
Revenues from external customers by major products
Pulp	$303,340	$—	$—	$303,340
Lumber	—	56,643	—	56,643
Energy and chemicals	21,734	6,296	—	28,030
Manufactured products (a)	—	25,821	—	25,821
Pallets	—	31,908	—	31,908
Biofuels (b)	—	10,724	—	10,724
Wood residuals	—	2,811	1,001	3,812
Total revenues from external customers	$325,074	$134,203	$1,001	$460,278

Revenues from external customers by geography (c)
U.S.	$31,872	$44,294	$—	$76,166
Foreign countries
Germany	70,173	57,885	—	128,058
China	114,884	106	—	114,990
Other countries	108,145	31,918	1,001	141,064
	293,202	89,909	1,001	384,112
Total revenues from external customers	$325,074	$134,203	$1,001	$460,278
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
(a)
The total of segments’ Segment Operating EBITDA is reconciled to “Loss before income taxes” in the Interim Consolidated Statements of Operations as follows:

Three Months Ended June 30, 2025	Pulp	Solid Wood	Total
Reconciliation to loss before income taxes
Total of segments’ Segment Operating EBITDA			$(15,123)
Segment depreciation and amortization	(24,689)	(12,664)	(37,353)
Interest expense			(28,411)
Other expenses			(1,120)
Corporate items and eliminations			(5,928)
Loss before income taxes			$(87,935)
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

FORM 10-Q

QUARTERLY REPORT - PAGE 20

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Six Months Ended June 30, 2026	Pulp	Solid Wood	Total of Segments (a)
Revenues from external customers	$670,057	$265,945	$936,002
Intersegment revenues	1,289	26,571	27,860
	671,346	292,516	963,862
Less segment expenses:
Fiber	351,343	170,785
Maintenance (b)	47,949	19,181
Freight	74,261	31,145
Labor (c)	48,351	33,511
Chemicals	66,133	—
Energy	27,211	16,905
Other (d)	61,852	34,858
Segment Operating EBITDA	$(5,754)	$(13,869)	$(19,623)

Purchase of property, plant and equipment	$22,198	$3,119	$25,317
(a)
The total of segments’ Segment Operating EBITDA is reconciled to “Loss before income taxes” in the Interim Consolidated Statements of Operations as follows:

Six Months Ended June 30, 2026	Pulp	Solid Wood	Total
Reconciliation to loss before income taxes
Total of segments’ Segment Operating EBITDA			$(19,623)
Segment depreciation and amortization	(48,462)	(30,069)	(78,531)
Interest expense			(60,021)
Other income			2,323
Corporate items and eliminations			6,288
Loss before income taxes			$(149,564)
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

FORM 10-Q

QUARTERLY REPORT - PAGE 21

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Six Months Ended June 30, 2026	Pulp	Solid Wood	Corporate and Other	Consolidated
Revenues from external customers by major products
Pulp	$622,510	$—	$—	$622,510
Lumber	—	116,734	—	116,734
Energy and chemicals	47,547	11,894	525	59,966
Manufactured products (a)	—	46,862	—	46,862
Pallets	—	61,768	—	61,768
Biofuels (b)	—	22,904	—	22,904
Wood residuals	—	5,783	13,055	18,838
Total revenues from external customers	$670,057	$265,945	$13,580	$949,582

Revenues from external customers by geography (c)
U.S.	$67,866	$86,336	$—	$154,202
Foreign countries
Germany	141,340	115,991	—	257,331
China	270,487	510	—	270,997
Other countries	190,364	63,108	13,580	267,052
	602,191	179,609	13,580	795,380
Total revenues from external customers	$670,057	$265,945	$13,580	$949,582
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
(a)
The total of segments’ Segment Operating EBITDA is reconciled to “Loss before income taxes” in the Interim Consolidated Statements of Operations as follows:

Six Months Ended June 30, 2025	Pulp	Solid Wood	Total
Reconciliation to loss before income taxes
Total of segments’ Segment Operating EBITDA			$34,457
Segment depreciation and amortization	(52,911)	(24,624)	(77,535)
Interest expense			(56,566)
Other expenses			(1,305)
Corporate items and eliminations			(8,593)
Loss before income taxes			$(109,542)
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

Note 13. Financial Instruments and Fair Value Measurement

Due to their short-term maturity, the carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, and accounts payable and other approximates their fair value. The estimated fair values of the Company’s outstanding debt under the fair value hierarchy as of June 30, 2026 and December 31, 2025 were as follows:

	Fair value measurements as of
		June 30, 2026 using:
Description	Level 1	Level 2	Level 3	Total
Revolving credit facilities	$—	$315,659	$—	$315,659
Senior notes	—	692,640	—	692,640
	$—	$1,008,299	$—	$1,008,299

	Fair value measurements as of
		December 31, 2025 using:
Description	Level 1	Level 2	Level 3	Total
Revolving credit facilities	$—	$295,683	$—	$295,683
Senior notes	—	868,137	—	868,137
	$—	$1,163,820	$—	$1,163,820

The carrying value of the revolving credit facilities classified as Level 2 approximates the fair value, as their variable interest rates, combined with the underlying collateral, reflect current market terms for similar secured instruments.

The fair value of the senior notes classified as Level 2 was determined using quoted prices in a dealer market, or using recent market transactions. The Company’s senior notes are not carried at fair value in the Interim Consolidated Balance Sheets as of June 30, 2026 or December 31, 2025. However, fair value disclosure is required. The carrying value of the Company’s senior notes, net of unamortized note issuance costs, was $1,269,370 as of June 30, 2026 (December 31, 2025 – $1,268,252).

FORM 10-Q

QUARTERLY REPORT - PAGE 24

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Credit Risk

The Company’s exposure to credit losses may increase if its customers’ production and other costs are adversely affected by inflation, interest rate levels and tariffs. Although the Company has historically not experienced significant credit losses, it is possible that there could be a material adverse impact from potential adjustments of the carrying amount of trade receivables if the cash flows of the Company’s customers are adversely impacted by inflation, interest rate levels and tariffs. As of June 30, 2026, the Company has not had significant credit losses.

As of June 30, 2026, the carrying amount of cash and cash equivalents of $78,775, restricted cash of $5,000, and accounts receivable of $308,554 recorded in the Interim Consolidated Balance Sheet, net of any allowances for losses, represent the Company’s maximum exposure to credit risk.

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

QUARTERLY REPORT - PAGE 25

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

FORM 10-Q

QUARTERLY REPORT - PAGE 26

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this document: (i) unless the context otherwise requires, references to “we”, “our”, “us”, the “Company” or “Mercer” mean Mercer International Inc. and its subsidiaries; (ii) references to “Mercer Inc.” mean the Company excluding its subsidiaries; (iii) information is provided as of June 30, 2026, unless otherwise stated; (iv) our reporting currency is dollars and references to “€” mean euros and “C$” mean Canadian dollars; (v) “ADMTs” mean air-dried metric tonnes; (vi) “CLT” mean cross-laminated timber; (vii) “glulam” mean glue-laminated timber; (viii) “m3” mean cubic meters; (ix) “NBSK” mean northern bleached softwood kraft; (x) “NBHK” mean northern bleached hardwood kraft; (xi) “MW” mean megawatts and “MWh” mean megawatt hours; (xii) “Mfbm” mean thousand board feet of lumber and “MMfbm” mean million board feet of lumber; and (xiii) our lumber metrics are converted from m3 to Mfbm using a conversion ratio of 1.6 m3 of lumber equaling one Mfbm, which is the ratio commonly used in the industry.

Due to rounding, numbers presented throughout this report may not add up precisely to totals we provide and percentages may not precisely reflect the absolute figure.

The following discussion and analysis of our results of operations and financial condition for the three and six months ended June 30, 2026 should be read in conjunction with our Interim Consolidated Financial Statements and related notes included in this quarterly report, as well as our most recent annual report on Form 10-K for the fiscal year ended December 31, 2025 filed with the Securities and Exchange Commission, referred to as the “SEC”.

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

Current Market Environment

In the second quarter of 2026, our NBSK pulp sales realizations were relatively steady compared to the first quarter of 2026. In Europe, third-party list prices held flat as weak demand was offset by scheduled maintenance and curtailments. Similarly, North American third-party published list prices remained flat, with excess regional supply offsetting improving demand. The Chinese market continued to be pressured by an oversupplied paper sector and weak demand linked to prevailing economic and trade uncertainties. Conversely, our NBHK pulp sales realizations increased. This was driven by higher prices in North America, which benefited from global supply constraints, lower inventory levels, and steady demand. However, prices in China were flat as continued regional overcapacity offset the impact of global supply constraints.

In the second quarter of 2026, our lumber sales realizations modestly increased compared to the first quarter of 2026, primarily due to low customer inventory levels and sawmill curtailments in the U.S. While supply also contracted in Europe, continued weak regional demand limited the positive impact on pricing in the market.

As of June 30, 2026, the third-party industry quoted NBSK pulp list prices in Europe and North America were approximately $1,655 per ADMT and $1,570 per ADMT, respectively, and the third-party industry quoted NBSK

FORM 10-Q

QUARTERLY REPORT - PAGE 27

pulp net price in China was approximately $645 per ADMT. Prices for China are net of discounts, allowances and rebates.

In the third quarter of 2026, we currently expect NBSK pulp prices to modestly decrease in all our markets as reduced supply is offset by lower seasonal demand. Conversely, we currently expect NBHK pulp prices to modestly decrease as global supply constraints ease.

In the third quarter of 2026, we currently expect lumber prices to remain stable in Europe as weak demand is offset by reduced supply, and modestly increase in the U.S. due to lower customer inventory levels and capacity curtailments. During the same period, we anticipate pallet prices to remain flat due to continued weak economic conditions in Europe and mass timber prices to remain relatively steady.

Per unit fiber costs for the pulp and solid wood segments increased in the second quarter of 2026 compared to the first quarter of 2026, driven by supply constraints and strong demand in Germany. For the third quarter of 2026, per unit fiber costs are expected to remain elevated at our German mills with a slight increase at our pulp mills. This increase is driven by continued strong demand for wood as an energy source as a result of ongoing geopolitical conflicts. For our sawmills and Canadian pulp mills, per unit fiber costs are expected to modestly decrease as regional curtailments improve their fiber supply.

FORM 10-Q

QUARTERLY REPORT - PAGE 28

Summary Financial Highlights

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands, other than per share amounts)
Statement of Operations Data
Revenues from external customers
Pulp segment	$325,074	$332,308	$670,057	$713,388
Solid wood segment	134,203	117,268	265,945	239,988
Corporate and other	1,001	3,948	13,580	7,122
Total revenues	$460,278	$453,524	$949,582	$960,498

Pulp Segment Operating EBITDA(1)	$(12,651)	$(10,262)	$(5,754)	$39,610
Solid wood Segment Operating EBITDA(1)	(8,238)	(4,861)	(13,869)	(5,153)
Corporate and other	(104)	(5,758)	6,478	(8,250)
Operating EBITDA(2)	$(20,993)	$(20,881)	$(13,145)	$26,207

Net loss	$(75,978)	$(86,071)	$(127,974)	$(108,410)
Net loss per common share
Basic	$(1.13)	$(1.29)	$(1.91)	$(1.62)
Diluted	$(1.13)	$(1.29)	$(1.91)	$(1.62)
Common shares outstanding at period end	67,019	66,983	67,019	66,983

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
(2)
Operating EBITDA is a non-GAAP measure. See “Non-GAAP Financial Measures” for its description, limitations and why we consider it to be a useful measure. The following table provides a reconciliation of net loss to operating loss and Operating EBITDA for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Net loss	$(75,978)	$(86,071)	$(127,974)	$(108,410)
Income tax recovery	(13,413)	(1,864)	(21,590)	(1,132)
Interest expense	30,920	28,411	60,021	56,566
Other expenses (income)	(503)	1,120	(2,323)	1,305
Operating loss	(58,974)	(58,404)	(91,866)	(51,671)
Add: Depreciation and amortization	37,981	37,523	78,721	77,878
Operating EBITDA	$(20,993)	$(20,881)	$(13,145)	$26,207

FORM 10-Q

QUARTERLY REPORT - PAGE 29

Selected Production, Sales and Other Data

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Pulp Segment
Pulp production ('000 ADMTs)
NBSK	390.0	403.2	752.5	773.6
NBHK	65.8	53.9	169.0	142.4
Annual maintenance downtime ('000 ADMTs)	—	33.2	—	62.9
Annual maintenance downtime (days)	—	23	—	45
Pulp sales ('000 ADMTs)
NBSK	368.8	361.4	753.8	749.5
NBHK	81.6	65.3	167.2	155.1
Average NBSK pulp prices ($/ADMT)(1)
Europe	1,655	1,553	1,637	1,552
China	658	734	672	764
North America	1,577	1,820	1,570	1,787
Average NBHK pulp prices ($/ADMT)(1)
China	602	533	598	556
North America	1,495	1,310	1,417	1,289
Average pulp sales realizations ($/ADMT)(2)
NBSK	682	758	689	771
NBHK	607	575	585	572
Energy production ('000 MWh)	483.0	511.1	1,027.6	1,038.1
Energy sales ('000 MWh)	162.3	183.1	341.6	381.8
Average energy sales realizations ($/MWh)	109	83	117	96
Solid Wood Segment
Lumber
Production (MMfbm)	123.8	120.2	239.8	248.2
Sales (MMfbm)	100.3	120.6	212.5	251.5
Average sales realizations ($/Mfbm)	565	550	549	524
Energy
Production and sales ('000 MWh)	43.3	32.7	81.3	68.8
Average sales realizations ($/MWh)	145	130	146	132
Manufactured products(3)
Production ('000 m3)	11.0	7.8	18.9	14.9
Sales ('000 m3)	11.0	8.1	21.7	14.0
Average sales realizations ($/m3)	2,206	1,318	2,007	1,955
Pallets
Production ('000 units)	2,314.8	2,132.9	4,748.1	4,229.3
Sales ('000 units)	2,418.3	2,248.0	4,799.6	4,376.8
Average sales realizations ($/unit)	13	12	13	11
Biofuels(4)
Production ('000 tonnes)	37.3	25.2	72.7	69.7
Sales ('000 tonnes)	34.6	19.6	72.6	59.9
Average sales realizations ($/tonne)	310	260	315	239
Average Spot Currency Exchange Rates
$ / €(5)	1.1632	1.1342	1.1666	1.0943
$ / C$(5)	0.7229	0.7225	0.7260	0.7099

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
(5)
Average Federal Reserve Bank of New York Noon Buying Rates over the reporting period.

FORM 10-Q

QUARTERLY REPORT - PAGE 30

Consolidated – Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

Total revenues for the second quarter of 2026 remained relatively steady at $460.3 million compared to $453.5 million in the same period of 2025, as higher sales realizations for our solid wood products and higher pulp sales volumes were mostly offset by lower pulp sales realizations.

Costs and expenses in the second quarter of 2026 were generally flat at $519.3 million compared to $511.9 million in the same period of 2025. In the second quarter of 2026, higher per unit fiber costs were mostly offset by the impact of lower planned maintenance downtime and the benefits of our cost reduction initiatives. In the second quarter of 2026, costs and expenses included a non-cash impairment of $29.0 million primarily against pulp and fiber inventory as a result of low pulp prices and high fiber costs. In the same period of 2025, costs and expenses included a non-cash impairment of $11.0 million against hardwood inventory at our Peace River mill.

In the second quarter of 2026, cost of sales depreciation and amortization was relatively flat at $37.9 million compared to $37.5 million in the same period of 2025.

Selling, general and administrative expenses were relatively steady at $31.6 million in the second quarter of 2026 compared to $30.4 million in the same period of 2025.

In the second quarter of 2026, we had a positive foreign exchange impact of approximately $6.4 million on our operating loss compared to the same period of 2025. This positive impact was primarily due to the effect of a stronger dollar compared to the euro and Canadian dollar on the revaluation of dollar-denominated accounts receivable held at our operations as of June 30, 2026.

In the second quarter of 2026, our operating loss was $59.0 million compared to an operating loss of $58.4 million in the same period of 2025. In the second quarter of 2026, higher per unit fiber costs and lower pulp sales realizations were mostly offset by the impact of lower planned maintenance downtime and the benefits of our cost reduction initiatives. In the second quarter of 2026, our operating loss included a non-cash inventory impairment of $29.0 million compared to $11.0 million in the same period of 2025.

Interest expense increased by approximately 9% to $30.9 million in the second quarter of 2026 from $28.4 million in the same period of 2025. This increase was primarily driven by higher interest rates on borrowings under the German joint revolving credit facility (the “German Facility”), pursuant to the terms of the waiver obtained in the second quarter of 2026.

In the second quarter of 2026, other income was $0.5 million compared to other expenses of $1.1 million in the same period of 2025. Other income in the second quarter of 2026 primarily consisted of interest earned on cash. In the same period of 2025, other expenses primarily consisted of foreign exchange losses on the revaluation of dollar-denominated cash held at our operations as the dollar weakened against the euro at the end of the period, mostly offset by interest earned on cash in the quarter.

In the second quarter of 2026, we had an income tax recovery of $13.4 million, or an effective tax rate of 15%, and in the same period of 2025, we had an income tax recovery of $1.9 million, or an effective tax rate of 2%. Our effective tax rates were different from the statutory rates of the jurisdictions in which we operate, as we do not recognize tax recoveries for certain entities from which we do not expect to realize a tax benefit.

In the second quarter of 2026, our net loss was $76.0 million, or $1.13 per share, compared to $86.1 million, or $1.29 per share, in the same period of 2025.

In the second quarter of 2026, Operating EBITDA was negative $21.0 million compared to negative $20.9 million in the same period of 2025. In the second quarter of 2026, higher per unit fiber costs and lower pulp sales realizations were mostly offset by the impact of lower planned maintenance downtime and the benefits of our cost reduction initiatives. In the second quarter of 2026, Operating EBITDA included a non-cash inventory impairment of $29.0 million compared to $11.0 million in the same period of 2025.

FORM 10-Q

QUARTERLY REPORT - PAGE 31

Strategic Initiatives

In July 2026, it was announced that the Torgau facility would be undertaking strategic actions designed to align its capacity and operational profile to current market conditions, which involve initiatives to streamline its organization and processes, along with adjustments to its product portfolio. These actions include an initial reduction of approximately 100 contractor positions in July 2026 and overall workforce reduction of approximately 350 positions to be completed in stages, and completing in or about the second quarter of 2027.

Pulp Segment – Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

Selected Financial Information

	Three Months Ended June 30,
	2026	2025
	(in thousands)
Pulp revenues	$303,340	$313,705
Energy and chemical revenues	$21,734	$18,603
Segment Operating EBITDA(1)	$(12,651)	$(10,262)

(1)
Segment Operating EBITDA is a measure of segment profit or loss presented in our financial statements under GAAP. Refer to the segment information note in our consolidated financial statements for more information.

Pulp segment revenues, comprised of pulp, energy and chemical revenues, in the second quarter of 2026 modestly decreased to $325.1 million from $332.3 million in the same period of 2025 due to lower pulp revenues.

Pulp revenues in the second quarter of 2026 modestly decreased to $303.3 million from $313.7 million in the same period of 2025 as a result of lower sales realizations, partially offset by higher sales volume.

Energy and chemical revenues in the second quarter of 2026 increased by approximately 17% to $21.7 million from $18.6 million in the same period of 2025. This increase was primarily due to higher sales realizations, partially offset by lower sales volumes.

Total pulp production in the second quarter of 2026 was relatively flat at 455,769 ADMTs compared to 457,117 ADMTs in the same period of 2025. Our German pulp mills reduced production during the quarter in response to high fiber prices, but this was offset by there being no planned maintenance downtime in the second quarter of 2026 compared to 23 days (approximately 33,200 ADMTs) at our pulp mills in the same period of 2025. Pulp production at our German mills is expected to remain at reduced levels in the third quarter of 2026 due to ongoing high fiber costs.

In the third quarter of 2026, we currently expect a total of 40 days of planned annual maintenance downtime (approximately 42,600 ADMTs) at our pulp mills.

Total pulp sales volumes in the second quarter of 2026 increased by approximately 6% to 450,329 ADMTs from 426,731 ADMTs in the same period of 2025 driven by the timing of sales.

In the second quarter of 2026, the third-party industry quoted average list price for NBSK pulp in Europe increased from the same period of 2025 primarily due to supply constraints. In the second quarter of 2026, the third-party industry quoted average list price in North America and net price in China for NBSK pulp both decreased compared to the same period of 2025. The decrease was primarily due to weak demand driven by the current economic climate and, in China, an oversupplied paper market. Third-party industry quoted average list prices for NBSK pulp in Europe and North America were approximately $1,655 per ADMT and $1,577 per ADMT, respectively, in the second quarter of 2026, compared to approximately $1,553 per ADMT and $1,820 per ADMT, respectively, in the same period of 2025. The third-party industry quoted average net price for NBSK pulp in China was approximately $658 per ADMT in the second quarter of 2026 compared to approximately $734 per ADMT in the same period of 2025. Prices quoted for China are net of discounts, allowances and rebates, whereas quoted prices for Europe and North America are before applicable discounts, allowances and rebates.

FORM 10-Q

QUARTERLY REPORT - PAGE 32

In the second quarter of 2026, the third-party industry quoted average list price in North America and net price in China for NBHK pulp both increased from the same period of 2025, primarily due to global supply constraints. The third-party industry quoted average list price for NBHK pulp in North America was approximately $1,495 per ADMT in the second quarter of 2026 compared to approximately $1,310 per ADMT in the same period of 2025. The third-party industry quoted average net price for NBHK pulp in China was approximately $602 per ADMT in the second quarter of 2026 compared to approximately $533 per ADMT in the same period of 2025.

Our average NBSK pulp sales realizations in the second quarter of 2026 decreased by approximately 10% to $682 per ADMT from $758 per ADMT in the same period of 2025. This decrease was primarily due to lower pricing in North America and China, while higher list prices in Europe were offset by increased customer discounts. In the second quarter of 2026, average NBHK pulp sales realizations increased by approximately 6% to $607 per ADMT from $575 per ADMT in the same period of 2025, driven by higher prices in all our markets.

In the second quarter of 2026, we had a positive foreign exchange impact of approximately $7.8 million on Segment Operating EBITDA compared to the same period of 2025. This positive impact was primarily due to the effect of a stronger dollar compared to the euro and Canadian dollar on the revaluation of dollar-denominated accounts receivable held at our operations as of June 30, 2026.

In the second quarter of 2026, we recorded a non-cash inventory impairment of $26.0 million primarily as a result of low pulp prices and high fiber costs.

In the second quarter of 2026, costs and expenses modestly decreased to $362.9 million from $368.7 million in the same period of 2025. This decrease was primarily due to lower planned maintenance downtime, our cost reduction initiatives and the positive foreign exchange impact from a stronger dollar. These decreases were partially offset by higher per unit fiber costs and higher pulp sales volumes. In the second quarter of 2026, costs and expenses included a non-cash inventory impairment of $26.0 million compared to $11.0 million in the same period of 2025.

Overall average per unit fiber costs in the second quarter of 2026 increased by approximately 14% compared to the same period of 2025 primarily due to higher costs in Germany. These higher costs were driven by reduced supply, and strong demand for wood as an energy source as a result of ongoing geopolitical conflicts. For the third quarter of 2026, per unit fiber costs for our German pulp mills are expected to slightly increase due to continued strong demand. For our Canadian pulp mills, per unit fiber costs are expected to modestly decrease as supply improves.

Transportation costs for our pulp segment in the second quarter of 2026 increased by approximately 14% to $37.4 million from $32.9 million in the same period of 2025, driven by higher sales volumes.

In the second quarter of 2026, Segment Operating EBITDA for our pulp segment was negative $12.7 million compared to negative $10.3 million in the same period of 2025. This decrease primarily resulted from lower pulp sales realizations and higher per unit fiber costs. These adverse effects were partially offset by the impact of lower planned maintenance downtime, the benefits of our cost reduction initiatives, and the positive foreign exchange impact from a stronger dollar. In the second quarter of 2026, Segment Operating EBITDA included a non-cash inventory impairment of $26.0 million compared to $11.0 million in the same period of 2025.

FORM 10-Q

QUARTERLY REPORT - PAGE 33

Solid Wood Segment – Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

Selected Financial Information

	Three Months Ended June 30,
	2026	2025
	(in thousands)
Lumber revenues	$56,643	$66,332
Manufactured products revenues(1)	$25,821	$12,418
Pallet revenues	$31,908	$26,586
Biofuels revenues(2)	$10,724	$5,095
Energy revenues	$6,296	$4,242
Wood residuals revenues	$2,811	$2,595
Segment Operating EBITDA(3)	$(8,238)	$(4,861)

(1)
Manufactured products primarily include CLT and glulam.
(2)
Biofuels include pellets and briquettes.
(3)
Segment Operating EBITDA is a measure of segment profit or loss presented in our financial statements under GAAP. Refer to the segment information note in our consolidated financial statements for more information.

Solid wood segment revenues in the second quarter of 2026 increased by approximately 14% to $134.2 million from $117.3 million in the same period of 2025 as a result of higher revenue from all product categories except for lumber.

In the second quarter of 2026, lumber revenues decreased by approximately 15% to $56.6 million from $66.3 million in the same period of 2025 as a result of lower sales volumes.

In the second quarter of 2026, manufactured products revenues were $25.8 million compared to $12.4 million in the same period of 2025. This increase was primarily driven by higher sales volumes and realizations.

Pallet revenues in the second quarter of 2026 increased by approximately 20% to $31.9 million from $26.6 million in the same period of 2025 due to higher sales realizations and volumes.

Biofuels, energy and wood residuals revenues in the second quarter of 2026 increased by approximately 66% to $19.8 million from $11.9 million in the same period of 2025 due to higher sales realizations and higher sales volumes.

Lumber production in the second quarter of 2026 was relatively stable at 123.8 MMfbm compared to 120.2 MMfbm in the same period of 2025.

Lumber sales volumes in the second quarter of 2026 decreased by approximately 17% to 100.3 MMfbm from 120.6 MMfbm in the same period of 2025 driven by the timing of sales.

Average lumber sales realizations in the second quarter of 2026 modestly increased to $565 per Mfbm from $550 per Mfbm in the same period of 2025. This increase was primarily due to lower customer inventory levels in the U.S. The U.S. market accounted for approximately 49% of our lumber revenues and approximately 43% of our lumber sales volumes in the second quarter of 2026. The balance of our lumber sales were mainly to Europe.

Manufactured products sales realizations increased by approximately 67% to $2,206 per m3 in the second quarter of 2026 from $1,318 per m3 in the same period of 2025 driven by a shift in mass timber construction activity toward higher-value projects.

In the second quarter of 2026, we recorded a non-cash inventory impairment of $3.0 million as a result of high fiber costs in Germany.

Fiber costs were approximately 85% of our lumber cash production costs in the second quarter of 2026. In the second quarter of 2026, per unit fiber costs for lumber production increased by approximately 28% compared to the same period of 2025 due to reduced supply and strong demand. For the third quarter of 2026, we currently expect per unit

FORM 10-Q

QUARTERLY REPORT - PAGE 34

fiber costs to modestly decrease as sawlog availability improves.

Transportation costs for our solid wood segment in the second quarter of 2026 increased by approximately 21% to $16.2 million from $13.4 million in the same period of 2025 primarily as a result of higher freight rates.

In the second quarter of 2026, Segment Operating EBITDA for the solid wood segment was negative $8.2 million compared to negative $4.9 million in the same period of 2025. This decrease primarily resulted from higher per unit fiber costs partially offset by higher sales realizations for all our products.

Consolidated – Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

Total revenues for the first half of 2026 were relatively flat at $949.6 million compared to $960.5 million in the same period of 2025.

Costs and expenses in the first half of 2026 modestly increased to $1,041.4 million from $1,012.2 million in the same period of 2025. This increase was primarily due to the higher per unit fiber costs and the negative foreign exchange impact from a weaker dollar on our euro and Canadian dollar-denominated costs and expenses. These adverse impacts were partially offset by the impact of lower planned maintenance downtime and the benefits of our cost reduction initiatives. In the first half of 2026, costs and expenses included inventory impairment charges of $51.0 million primarily against pulp and fiber inventory as a result of low pulp prices and high fiber costs. In the same period of 2025, costs and expenses included inventory impairment charges of $11.0 million against hardwood inventory at our Peace River mill.

In the first half of 2026, cost of sales depreciation and amortization was relatively steady at $78.6 million compared to $77.7 million in the same period of 2025.

Selling, general and administrative expenses were flat at $60.1 million in the first half of 2026 and the same period of 2025.

In the first half of 2026, we had a negative foreign exchange impact of approximately $15.7 million on our operating loss compared to the same period of 2025. This negative impact was primarily due to the effect of a weaker dollar on our euro and Canadian dollar-denominated costs and expenses.

In the first half of 2026, our operating loss was $91.9 million compared to $51.7 million in the same period of 2025. This increase in operating loss was primarily due to lower pulp sales realizations and higher per unit fiber costs, partially offset by the impact of lower planned maintenance downtime and the benefits of our cost reduction initiatives. In the first half of 2026, our operating loss also included inventory impairment charges of $51.0 million compared to $11.0 million in the same period of 2025.

Interest expense in the first half of 2026 increased by approximately 6% to $60.0 million from $56.6 million in the same period of 2025. This increase was primarily driven by higher borrowings under our revolving credit facilities and higher interest rates on borrowings under the German Facility, pursuant to the terms of the waiver obtained in the second quarter of 2026.

In the first half of 2026, other income was $2.3 million compared to other expenses of $1.3 million in the same period of 2025. Other income in the first half of 2026 primarily consisted of interest earned on cash. In the same period of 2025, other expenses primarily consisted of foreign exchange losses on dollar-denominated cash held at our operations as the dollar weakened against the euro at the end of the period, mostly offset by interest earned on cash.

During the first half of 2026, we had an income tax recovery of $21.6 million, or an effective tax rate of 14%, and in the same period of 2025, we had an income tax recovery of $1.1 million, or an effective tax rate of 1%. Our effective tax rates were different from the statutory rates of the jurisdictions in which we operate as we do not recognize tax recoveries for certain entities from which we do not expect to realize a tax benefit.

In the first half of 2026, our net loss was $128.0 million, or $1.91 per share, compared to $108.4 million, or $1.62 per share, in the same period of 2025.

FORM 10-Q

QUARTERLY REPORT - PAGE 35

In the first half of 2026, Operating EBITDA decreased to negative $13.1 million from positive $26.2 million in the same period of 2025. This decrease primarily resulted from lower pulp sales realizations and higher per unit fiber costs, partially offset by the impact of lower planned maintenance downtime and the benefits of our cost reduction initiatives. In the first half of 2026, Operating EBITDA also included inventory impairment charges of $51.0 million compared to $11.0 million in the same period of 2025.

Pulp Segment – Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

Selected Financial Information

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Pulp revenues	$622,510	$670,669
Energy and chemical revenues	$47,547	$42,719
Segment Operating EBITDA(1)	$(5,754)	$39,610

(1)
Segment Operating EBITDA is a measure of segment profit or loss presented in our financial statements under GAAP. Refer to the segment information note in our consolidated financial statements for more information.

Pulp segment revenues, comprised of pulp, energy and chemical revenues, in the first half of 2026 decreased by approximately 6% to $670.1 million from $713.4 million in the same period of 2025 due to lower pulp revenues.

Pulp revenues in the first half of 2026 decreased by approximately 7% to $622.5 million from $670.7 million in the same period of 2025, primarily as a result of lower sales realizations.

Energy and chemical revenues in the first half of 2026 increased by approximately 11% to $47.5 million from $42.7 million in the same period of 2025, primarily due to higher sales realizations.

Total pulp production in the first half of 2026 was relatively flat at 921,486 ADMTs compared to 916,026 ADMTs in the same period of 2025. Our German pulp mills reduced production in the first half of 2026 in response to high fiber prices, but this was mostly offset by there being no planned maintenance downtime in the first half of 2026 compared to 45 days (approximately 62,900 ADMTs) at our pulp mills in the same period of 2025.

Total pulp sales volumes in the first half of 2026 modestly increased to 921,029 ADMTs from 904,610 ADMTs in the same period of 2025, due to the timing of sales.

In the first half of 2026, the third-party industry quoted average list price for NBSK pulp in Europe increased compared to the same period of 2025 primarily due to supply constraints. In the first half of 2026, the third-party industry quoted average list price in North America and net price in China for NBSK pulp both decreased compared to the same period of 2025. The decrease was primarily due to weak demand driven by the current economic climate and, in China, an oversupplied paper market. Third-party industry quoted average list prices for NBSK pulp in Europe and North America were approximately $1,637 per ADMT and $1,570 per ADMT, respectively, in the first half of 2026 compared to approximately $1,552 per ADMT and $1,787 per ADMT, respectively, in the same period of 2025. The third-party industry quoted average net price for NBSK pulp in China was approximately $672 per ADMT in the first half of 2026 compared to approximately $764 per ADMT in the same period of 2025. Prices quoted for China are net of discounts, allowances and rebates, whereas quoted prices for Europe and North America are before applicable discounts, allowances and rebates.

In the first half of 2026, the third-party industry quoted average list price in North America and net price in China for NBHK pulp both increased from the same period of 2025, primarily due to global supply constraints. The third-party industry quoted average list price for NBHK pulp in North America was approximately $1,417 per ADMT in the first half of 2026 compared to approximately $1,289 per ADMT in the same period of 2025. The third-party industry quoted average net price for NBHK pulp in China was approximately $598 per ADMT in the first half of 2026 compared to approximately $556 per ADMT in the same period of 2025.

FORM 10-Q

QUARTERLY REPORT - PAGE 36

Our average NBSK pulp sales realizations in the first half of 2026 decreased by approximately 11% to $689 per ADMT from $771 per ADMT in the same period of 2025 due to lower prices in North America and China, and higher discounts in Europe. In the first half of 2026, average NBHK pulp sales realizations were relatively flat at $585 per ADMT compared to $572 per ADMT in the same period of 2025.

In the first half of 2026, we had a negative foreign exchange impact of approximately $8.6 million on Segment Operating EBITDA compared to the same period of 2025, primarily due to the effect of a weaker dollar on our euro- and Canadian-dollar-denominated costs and expenses.

In the first half of 2026, we recorded inventory impairment charges of $48.0 million primarily as a result of low pulp prices and high fiber costs. In the first half of 2025, we recorded inventory impairment charges of $11.0 million primarily as a result of low hardwood pulp prices.

Costs and expenses in the first half of 2026 remained flat at $729.8 million compared to $729.6 million in the same period of 2025 as higher per unit fiber costs, the negative foreign exchange impact from a weaker dollar, and higher pulp sales volumes were mostly offset by the impact of lower planned maintenance downtime and the benefits of our cost reduction initiatives. In the first half of 2026, costs and expenses included an inventory impairment charge of $48.0 million compared to $11.0 million in the same period of 2025.

Overall average per unit fiber costs in the first half of 2026 increased by approximately 18% compared to the same period of 2025, primarily due to reduced supply in Germany and Canada, as well as strong demand for wood as an energy source in Germany.

Transportation costs for our pulp segment in the first half of 2026 increased by approximately 9% to $74.3 million from $68.3 million in the same period of 2025 primarily due to higher sales volume.

In the first half of 2026, Segment Operating EBITDA for the pulp segment decreased to negative $5.8 million from positive $39.6 million in the same period of 2025. This decrease primarily resulted from lower pulp sales realizations, higher per unit fiber costs and the negative foreign exchange impact from a weaker dollar. These adverse effects were partially offset by the impact of lower planned maintenance downtime and the benefits of our cost reduction initiatives. In the first half of 2026, Segment Operating EBITDA also included inventory impairment charges of $48.0 million compared to $11.0 million in the same period of 2025.

FORM 10-Q

QUARTERLY REPORT - PAGE 37

Solid Wood Segment – Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

Selected Financial Information

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Lumber revenues	$116,734	$131,718
Manufactured products revenues(1)	$46,862	$31,242
Pallet revenues	$61,768	$49,763
Biofuels revenues(2)	$22,904	$14,319
Energy revenues	$11,894	$9,108
Wood residuals revenues	$5,783	$3,838
Segment Operating EBITDA(3)	$(13,869)	$(5,153)

(1)
Manufactured products primarily include CLT and glulam.
(2)
Biofuels include pellets and briquettes.
(3)
Segment Operating EBITDA is a measure of segment profit or loss presented in our financial statements under GAAP. Refer to the segment information note in our consolidated financial statements for more information.

Solid wood segment revenues in the first half of 2026 increased by approximately 11% to $265.9 million from $240.0 million in the same period of 2025 as a result of higher revenue from all product categories except for lumber.

Lumber revenues in the first half of 2026 decreased by approximately 11% to $116.7 million from $131.7 million in the same period of 2025 due to lower sales volumes.

In the first half of 2026, manufactured products revenues increased by approximately 50% to $46.9 million from $31.2 million in the same period of 2025 due to higher sales volumes.

Pallet revenues in the first half of 2026 increased by approximately 24% to $61.8 million from $49.8 million in the same period of 2025 driven by higher sales volumes and realizations.

Biofuels, energy and wood residuals revenues in the first half of 2026 increased by approximately 49% to $40.6 million from $27.3 million in the same period of 2025 as a result of higher sales realizations and volumes.

Lumber production in the first half of 2026 modestly decreased to 239.8 MMfbm from 248.2 MMfbm in the same period of 2025 due to fiber supply constraints.

Lumber sales volumes in the first half of 2026 decreased by approximately 16% to 212.5 MMfbm from 251.5 MMfbm in the same period of 2025, as a result of timing of sales and lower production.

Average lumber sales realizations in the first half of 2026 increased by approximately 5% to $549 per Mfbm from $524 per Mfbm in the same period of 2025. This increase was primarily due to higher prices in Germany in response to higher fiber costs. Prices in the U.S. market were flat. The U.S. market accounted for approximately 47% of our lumber revenues and approximately 42% of our lumber sales volumes in the first half of 2026. The balance of our lumber sales was mainly to Europe.

Manufactured products sales realizations modestly increased to $2,007 per m3 in the first half of 2026 from $1,955 per m3 in the same period of 2025, driven by a shift in mass timber construction activity toward higher-value projects.

In the first half of 2026, we recorded inventory impairment charges of $3.0 million as a result of high fiber costs in Germany.

Fiber costs were approximately 85% of our lumber cash production costs in the first half of 2026. During this period, per unit fiber costs for lumber production increased by approximately 32% compared to the same period of 2025 due to reduced supply and strong demand.

FORM 10-Q

QUARTERLY REPORT - PAGE 38

Transportation costs for our solid wood segment in the first half of 2026 increased by approximately 16% to $31.1 million from $26.7 million in the same period of 2025 as a result of higher freight rates.

In the first half of 2026, Segment Operating EBITDA for the solid wood segment was negative $13.9 million compared to negative $5.2 million in the same period of 2025. This decrease primarily resulted from higher per unit fiber costs partially offset by higher sales realizations for all our products and the benefits of our cost savings initiatives.

Liquidity and Capital Resources

As a result of ongoing economic uncertainty and market conditions, to address our overall liquidity going forward, we have engaged advisors to review strategic alternatives and broader financing initiatives. As part of this process, we are engaged in discussions with holders of our 2028 and 2029 senior notes, as well as other stakeholders across our capital structure, regarding potential financing and other liquidity-enhancing transactions. These discussions remain ongoing and we continue to evaluate a range of alternatives with the objective of achieving a comprehensive solution that supports our long-term business plan. No agreement has been reached with any stakeholder group, and there can be no assurance these discussions will result in any particular transaction or that any transaction, if pursued, will be completed.

For additional details regarding our liquidity position and the factors raising substantial doubt about our ability to continue as a going concern for the one-year period from the date of this report, see Note 1 to our consolidated financial statements and “Sources and Uses of Funds – Going Concern”.

Summary of Cash Flows

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Net cash used in operating activities	$(100,782)	$(7,515)
Net cash used in investing activities	(19,343)	(42,633)
Net cash from financing activities	17,607	15,978
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(512)	(4,256)
Net decrease in cash, cash equivalents and restricted cash	$(103,030)	$(38,426)

We operate in a cyclical industry and our operating cash flows vary accordingly. Our principal operating cash expenditures are for production costs, such as fiber, chemicals, and energy costs, and other material operating costs for maintenance, freight, and labor. Historically, we have met our liquidity needs principally from cash on hand, cash flow from operations, and, if needed, external borrowings, including borrowings under revolving credit facilities and issuances of debt securities. However, ongoing market pressures continue to impact our liquidity. For additional details, see Note 1 to our consolidated financial statements and “Sources and Uses of Funds – Going Concern”.

Working capital levels fluctuate throughout the year and are affected by maintenance downtime, changing sales patterns, seasonality, and the timing of receivables and sales, and the payment of payables and expenses.

Cash Flows from (used in) Operating Activities. In the six months ended June 30, 2026, cash used in operating activities was $100.8 million compared to $7.5 million in the same period of 2025. An increase in accounts receivable used cash of $13.5 million in the six months ended June 30, 2026, and a decrease in accounts receivable provided cash of $14.8 million in the same period of 2025. Adjusting for inventory impairments of $51.0 million, an increase in inventories used cash of $81.7 million in the six months ended June 30, 2026. Adjusting for inventory impairments of $11.0 million, an increase in inventories used cash of $24.1 million in the same period of 2025. An increase in accounts payable and accrued expenses provided cash of $12.6 million in the six months ended June 30, 2026 and $16.4 million in the same period of 2025. A decrease in prepaid expenses and other provided cash of $4.6 million in the six months ended June 30, 2026. An increase in prepaid expenses and other used cash of $8.8 million in the same period of 2025.

Cash Flows from (used in) Investing Activities. In the six months ended June 30, 2026, investing activities used cash of $19.3 million. In the six months ended June 30, 2026, we incurred $25.3 million of capital expenditures primarily related to lime kiln improvement and other strategic projects at our Stendal mill, upgrades to the digester evaporator

FORM 10-Q

QUARTERLY REPORT - PAGE 39

at our Rosenthal mill, and maintenance projects across all mills and facilities. In the six months ended June 30, 2026, we received $4.8 million in government grants for capital projects at our Stendal mill.

In the six months ended June 30, 2025, investing activities used cash of $42.6 million. In the six months ended June 30, 2025, we incurred $44.4 million of capital expenditures primarily related to completion of the wood room project at our Celgar mill, log yard upgrades at our Torgau facility and Friesau mill, sorting line upgrades, and other strategic projects at our mass timber facilities, and maintenance projects across all mills and facilities. In the six months ended June 30, 2025, we received $3.1 million in government grants for capital projects at our mass timber facilities.

Cash Flows from (used in) Financing Activities. In the six months ended June 30, 2026, financing activities provided cash of $17.6 million. In the six months ended June 30, 2026, we borrowed approximately $30.0 million under our revolving credit facilities.

In the six months ended June 30, 2025, financing activities provided cash of $16.0 million. In the six months ended June 30, 2025, we borrowed approximately $25.4 million under our revolving credit facilities, and we paid dividends of $5.0 million.

Balance Sheet Data

The following table is a summary of selected financial information as of the dates indicated:

	June 30, 2026	December 31, 2025
	(in thousands)
Cash and cash equivalents	$78,775	$186,805
Working capital(1)	$182,474	$582,176
Total assets	$1,869,907	$2,041,420
Current liabilities(1)	$600,876	$283,626
Long-term liabilities(1)	$1,367,005	$1,689,734
Total shareholders’ equity (deficit)	$(97,974)	$68,060

(1)
As of June 30, 2026, the Canadian joint revolving credit facility (the “Canadian Facility”) and German Facility were classified as current liabilities. The Canadian Facility’s classification reflects its January 2027 maturity, while the German Facility was reclassified due to a probable covenant breach in the fourth quarter of 2026. Refer to the debt note in our consolidated financial statements for more information.

Sources and Uses of Funds

Our principal sources of funds are cash flows from operations, cash and cash equivalents on hand and available capital from financing activities. Our principal uses of funds consist of operating expenditures, capital expenditures and interest payments on our senior notes.

The following table sets out our total capital expenditures and interest expense for the periods indicated:

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Capital expenditures	$25,330	$44,413
Cash paid for interest expense(1)	$54,230	$53,415
Interest expense(2)	$60,021	$56,566

(1)
Amounts differ from interest expense, which includes non-cash items. See supplemental disclosure of cash flow information in our Interim Consolidated Statements of Cash Flows included in this report.
(2)
Interest on our senior notes due 2028 is paid semi-annually in April and October of each year. Interest on our senior notes due 2029 is paid semi-annually in February and August of each year. The interest rate margin under the German Facility was modified based on specified leverage ratio levels pursuant to the terms of the waiver obtained on May 4, 2026 (see “Debt Covenants”).

FORM 10-Q

QUARTERLY REPORT - PAGE 40

As of June 30, 2026, we had cash and cash equivalents of $78.8 million. After taking into account the waiver obtained on May 4, 2026 and the €70 million reduction in borrowing capacity thereunder (see “Debt Covenants”), we had approximately $112.9 million available under our revolving credit facilities, bringing aggregate liquidity to approximately $191.7 million as of June 30, 2026.

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

Going Concern

The January 2027 maturity of the Canadian Facility represents our primary liquidity requirement over the next 12 months. Absent a refinancing, this is projected to result in a liquidity shortfall that raises substantial doubt about our ability to continue as a going concern for the one-year period from the date of this report. Additionally, while the German Facility matures in September 2027, it has been classified as current due to a probable covenant breach in the fourth quarter of 2026 and is subject to potential acceleration if unwaived. For additional details regarding the factors raising substantial doubt about our ability to continue as a going concern, see Note 1 to our consolidated financial statements.

Management currently anticipates renegotiating or replacing the Canadian Facility ahead of its maturity and is concurrently evaluating strategic alternatives and broader financing initiatives (for further information, see “Liquidity and Capital Resources” in Part I, Item 2 of this report). While management currently believes we will reach a resolution prior to the maturity or potential acceleration of current debt, there can be no assurance that we will successfully renegotiate or amend the facilities, or complete any such financing, refinancing or strategic transactions on acceptable terms, or at all. If we are unable to resolve these liquidity shortfalls prior to maturity or potential acceleration, we will not have sufficient cash to settle these obligations, which would have a material adverse effect on our business, financial condition, and ability to continue as a going concern.

Subject to and assuming we successfully address the near-term liquidity requirements described above, we believe that our cash flow from operations and available cash, together with access to capital markets, will otherwise be adequate to finance the capital requirements of our ongoing business for the next 12 months. Over the longer term, we may make commitments to additional capital projects or acquisitions to achieve our long-term goals, which will require substantial capital resources. We expect to generate these necessary resources through a combination of future cash flow from operations, cash on hand, asset dispositions, or the issuance of debt and equity securities. However, our ability to meet these long-term business goals and manage our maturing debt remains highly dependent on our ability to continually access and secure outside sources of capital.

Debt Covenants

Certain of our long-term obligations contain various financial tests and covenants customary to these types of arrangements. See our annual report on Form 10-K for the fiscal year ended December 31, 2025.

As of March 31, 2026, our leverage ratio exceeded the 3.50:1.00 maximum permitted under our German Facility, under which $201.2 million was drawn. We secured a waiver dated May 4, 2026 with respect to this financial covenant for the first three quarters of 2026 (the “Waiver”). Management has determined it is probable that the Company will not meet the required leverage ratio with respect to the fourth quarter of 2026. Consequently, in accordance with GAAP, the outstanding balance under the German Facility has been classified as a current liability as of June 30, 2026. However, it has not been declared in default, and the outstanding borrowings are not currently callable by the lender or subject to acceleration.

Pursuant to the Waiver, the lenders under our German Facility waived the requirement to comply with the leverage ratio financial covenant for the first three fiscal quarters of 2026. The Waiver also modified certain covenants, including limiting utilization of the German Facility to €300 million while the leverage ratio exceeds 2.00:1.00, limiting drawdown requests for incremental borrowings to €20 million (until certain liquidity forecasts are provided),

FORM 10-Q

QUARTERLY REPORT - PAGE 41

requiring average liquidity of the Company and its subsidiaries of US$30 million (tested monthly and measured over a rolling 13-week period), restricting capital expenditures of the German borrowers and their subsidiaries to €60 million for fiscal year 2026 without agent consent, and restricting distributions by the German borrowers to the Company until September 30, 2026 (subject to limited exceptions). The interest rate margin under the German Facility was modified to a range of 2.50% to 4.25% based on specified leverage ratio levels. The Waiver also provides, among other things, for a grant of security over certain assets of the German borrowers and guarantors, includes certain reporting requirements and creates additional events of default such as cross-defaults to certain of our other indebtedness, including our outstanding senior notes and Canadian Facility. Further information regarding the Waiver is set forth in our Current Report on Form 8-K dated May 7, 2026, and the Waiver is included as an exhibit to this report.

The Waiver gives us the opportunity to pursue and implement measures and solutions to enhance our liquidity and financial condition in the current economic environment and to assist our positioning for an eventual market recovery. To this end, we are also evaluating strategic alternatives and financing options to address our liquidity needs and goals. Our board of directors has appointed a special committee of independent directors to oversee, review and evaluate the development and implementation of potential liquidity management strategies and other transactions to improve our capital structure. Our other debt agreements remain in compliance and this Waiver does not trigger any cross-default provisions under those agreements. While non-compliance with the leverage ratio financial covenant addressed pursuant to the Waiver did not and does not trigger any cross-default provisions under the Company’s senior notes or Canadian Facility, an unwaived breach with respect to the quarter ending December 31, 2026 could lead to a default and subsequent cross-defaults if the lenders under the German Facility exercise their acceleration rights.

Any further covenant waivers may lead to increased costs, increased interest rates, additional restrictive covenants and other available lender protections as may be agreed with our lenders. There can be no assurance that we would be able to obtain additional waivers in a timely manner, or on acceptable terms. Any inability to secure additional relief could lead to an event of default and the acceleration of amounts due thereunder. Subject to our ability to successfully address the upcoming Canadian Facility maturity and resolve the going concern uncertainties described under “Sources and Uses of Funds – Going Concern”, we intend to meet any resulting liquidity needs through a combination of internal cash generation and continued access to the debt and equity capital markets.

Contractual Obligations and Commitments

There were no material changes outside the ordinary course to any of our material contractual obligations during the six months ended June 30, 2026.

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

As a result of a stronger dollar versus the euro and Canadian dollar as of June 30, 2026, during the six months ended June 30, 2026, we recorded a non-cash decrease of $37.0 million in the carrying value of our net assets denominated in euros and Canadian dollars, consisting primarily of our property, plant and equipment. This non-cash decrease does not affect our net loss, Operating EBITDA or cash but is reflected in our other comprehensive income (loss) and as a decrease to our total equity. As a result, our accumulated other comprehensive loss increased to $125.1 million.

Based upon the exchange rate as of June 30, 2026, the dollar was approximately 4% stronger against the Canadian dollar and 3% stronger against the euro since December 31, 2025. See “Quantitative and Qualitative Disclosures about Market Risk”.

FORM 10-Q

QUARTERLY REPORT - PAGE 42

Credit Ratings of Senior Notes

We and our senior notes are rated by Standard & Poor’s Ratings Services, referred to as “S&P”, Moody’s Investors Service, Inc., referred to as “Moody’s” and Fitch Ratings, referred to as “Fitch”.

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

In February 2026, S&P downgraded its rating on our senior notes to CCC+, followed by a further downgrade to CCC by Fitch in May 2026. In July 2026, Moody’s also downgraded our senior notes from Caa2 to Ca and confirmed its outlook as stable.

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

Our significant accounting policies are disclosed in Note 1 to our audited annual financial statements included in our annual report on Form 10-K for the fiscal year ended December 31, 2025. While all of the significant accounting policies are important to the consolidated financial statements, some of these policies may be viewed as having a high degree of judgment. On an ongoing basis using currently available information, management reviews its estimates, including those related to accounting for, among other things, the Company’s ability to continue as a going concern, future cash flows associated with the Company’s debt covenant compliance and related debt classification and impairment testing for long-lived assets, depreciation and amortization, pension and other post-retirement benefit obligations, deferred income taxes (valuation allowance and permanent reinvestment), revenues under long-term contracts, inventory impairment, legal liabilities and contingencies. Actual results could differ materially from these estimates and changes in these estimates are recorded when known.

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

QUARTERLY REPORT - PAGE 43

•
cyclical fluctuations in the price and supply of our raw materials, particularly fiber, could adversely affect our business;
•
inflation or a sustained increase in our key production and other costs would lead to higher manufacturing costs which could reduce our margins;
•
our business, financial condition and results of operations could be adversely affected by disruptions in the global and European economies caused by geopolitical conflicts, including in the Middle East and Ukraine;
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

QUARTERLY REPORT - PAGE 44

Risks Related to our Debt

•
our level of indebtedness could negatively impact our financial condition, results of operations and liquidity;
•
we have obtained a temporary Waiver under our German Facility, and any failure to comply with the terms of the Waiver, return to compliance by the end of the waiver period or obtain additional relief could materially adversely affect our liquidity and financial condition;
•
changes in credit ratings issued by nationally recognized statistical rating organizations could adversely affect our cost of financing and have an adverse effect on the market price of our securities;
•
we have determined that there is substantial doubt about our ability to continue as a going concern for the one-year period from the date of this report;
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

FORM 10-Q

QUARTERLY REPORT - PAGE 46

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

ITEM 1A. RISK FACTORS

Except as set forth below, there have been no material changes to the factors disclosed in “Item 1A. Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2025 and in our quarterly report on Form 10-Q for the quarter ended March 31, 2026.

Risks Related to our Debt

There is substantial doubt about our ability to continue as a going concern.

Our consolidated financial statements as of and for the period ended June 30, 2026 have been prepared assuming we will continue as a going concern. However, as described in Note 1 to our consolidated financial statements and under “Liquidity and Capital Resources – Going Concern” in Part I, Item 2 of this report, conditions and events exist that raise substantial doubt about our ability to continue as a going concern for the one-year period from the date of this report. The substantial doubt about our ability to continue as a going concern may affect the price of our common stock and our credit ratings, may negatively impact relationships with third parties with whom we do business, including customers, vendors and lenders, and may impact our ability to raise additional capital or implement our business plan.

Our Canadian Facility matures in January 2027 and, as a result, has been classified as a current liability. Absent a renegotiation, replacement or other external refinancing prior to maturity, we are not projected to generate sufficient cash flow to settle this obligation, which we expect would result in a liquidity shortfall. In addition, although our German Facility does not mature until September 2027, the outstanding borrowings thereunder have been reclassified as a current liability because management has determined it is probable that we will not meet the required leverage ratio with respect to the quarter ending December 31, 2026, following the expiration of our existing waiver. During the six months ended June 30, 2026 we incurred a net loss of $128.0 million and used $100.8 million of cash in operating activities.

These conditions have been driven by a delayed industry recovery, including an extended cyclical downturn in global pulp prices, prolonged geopolitical conflicts and elevated fiber costs at our German pulp mills. To address our near-term liquidity requirements, we have engaged advisors to review strategic alternatives and broader financing initiatives. As part of this process, we have entered into discussions with holders of our 2028 and 2029 senior notes, and with other stakeholders across our capital structure regarding potential financing and other liquidity-enhancing transactions.

There can be no assurance that we will successfully renegotiate, amend or replace these facilities, complete any financing, refinancing or other strategic transaction, or otherwise obtain sufficient liquidity, on acceptable terms or at all. If an unwaived covenant breach or other default occurs and the lenders under the German Facility or our other creditors exercise acceleration or other remedies, this could trigger cross-defaults under our other indebtedness, including our outstanding senior notes and our Canadian Facility. If we are unable to resolve these liquidity requirements prior to the applicable maturities or any acceleration, we will not have sufficient cash to settle these obligations, which would have a material adverse effect on our business, financial condition, results of operations and our ability to continue as a going concern.

Investors should also review the risk factors under “Item 1A. Risk Factors - Risks Related to our Debt” in our Form 10-K for the fiscal year ended December 31, 2025, which remain applicable.

FORM 10-Q

QUARTERLY REPORT - PAGE 49

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

FORM 10-Q

QUARTERLY REPORT - PAGE 50

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1*	Section 906 Certification of Chief Executive Officer

32.2*	Section 906 Certification of Chief Financial Officer

101

The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2026 of Mercer International Inc., formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Interim Consolidated Statements of Operations; (ii) Interim Consolidated Statements of Comprehensive Income (Loss); (iii) Interim Consolidated Balance Sheets; (iv) Interim Consolidated Statements of Changes in Shareholders’ Equity (Deficit); (v) Interim Consolidated Statements of Cash Flows; and (vi) Notes to the Interim Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 has been formatted in iXBRL.

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

QUARTERLY REPORT - PAGE 51

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

MERCER INTERNATIONAL INC.

By:	/s/ Richard Short
Richard Short
Chief Financial Officer and Authorized Officer

Date: August 6, 2026

FORM 10-Q

QUARTERLY REPORT - PAGE 52