Form 10-Q
period 2026-09-30
MERCER INTERNATIONAL INC.
filed 2026-11-05
CIK 1333274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

The Registrant had 67,018,033 shares of common stock outstanding as of November 3, 2026.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026

(Unaudited)

FORM 10-Q

QUARTERLY REPORT - PAGE 2

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands of U.S. dollars, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues	$440,668	$458,068	$1,390,250	$1,418,566
Costs and expenses
Cost of sales, excluding depreciation and amortization	416,474	457,397	1,319,257	1,331,691
Cost of sales depreciation and amortization	35,822	39,439	114,391	117,180
Selling, general and administrative expenses	27,119	28,821	87,215	88,955
Operating loss	(38,747)	(67,589)	(130,613)	(119,260)
Other income (expenses)
Interest expense	(32,323)	(28,506)	(92,344)	(85,072)
Other income (expenses)	873	539	3,196	(766)
Total other expenses, net	(31,450)	(27,967)	(89,148)	(85,838)
Loss before income taxes	(70,197)	(95,556)	(219,761)	(205,098)
Income tax recovery	10,991	14,777	32,581	15,909
Net loss	$(59,206)	$(80,779)	$(187,180)	$(189,189)
Net loss per common share
Basic	$(0.88)	$(1.21)	$(2.79)	$(2.83)
Diluted	$(0.88)	$(1.21)	$(2.79)	$(2.83)
Dividends declared per common share	$—	$—	$—	$0.150

INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands of U.S. dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(59,206)	$(80,779)	$(187,180)	$(189,189)
Other comprehensive income (loss)
Loss related to defined benefit pension plans, net of tax	(467)	(271)	(1,415)	(802)
Foreign currency translation adjustments	(1,090)	(7,184)	(38,123)	126,402
Other comprehensive income (loss), net of tax	(1,557)	(7,455)	(39,538)	125,600
Total comprehensive loss	$(60,763)	$(88,234)	$(226,718)	$(63,589)

See accompanying Notes to the Interim Consolidated Financial Statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 3

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

	September 30, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$71,007	$186,805
Restricted cash	5,000	—
Accounts receivable, net	282,143	298,889
Inventories	372,882	359,401
Prepaid expenses and other	23,116	20,707
Total current assets	754,148	865,802
Property, plant and equipment, net	1,006,202	1,115,490
Amortizable intangible assets, net	22,523	26,110
Operating lease right-of-use assets	5,659	6,818
Pension asset	10,761	12,975
Deferred income tax assets	4,913	7,839
Other long-term assets	11,644	6,386
Total assets	$1,815,850	$2,041,420
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable and other	$259,545	$269,217
Pension and other post-retirement benefit obligations	726	745
Current debt	354,703	13,664
Total current liabilities	614,974	283,626
Long-term debt	1,309,770	1,605,144
Pension and other post-retirement benefit obligations	11,231	10,392
Operating lease liabilities	3,331	3,858
Deferred income tax liabilities	21,679	58,298
Other long-term liabilities	13,070	12,042
Total liabilities	1,974,055	1,973,360
Shareholders’ equity
Common shares $1 par value; 200,000,000 authorized; 67,018,000 issued and outstanding (2025 – 66,983,000)	67,083	66,871
Additional paid-in capital	365,598	365,357
Accumulated deficit	(464,196)	(277,016)
Accumulated other comprehensive loss	(126,690)	(87,152)
Total shareholders’ equity (deficit)	(158,205)	68,060
Total liabilities and shareholders’ equity	$1,815,850	$2,041,420

Subsequent events (Notes 1 and 6)
Commitments and contingencies (Note 15)

See accompanying Notes to the Interim Consolidated Financial Statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 4

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(In thousands of U.S. dollars)

	Common shares
Three Months Ended September 30:	Number (thousands of shares)	Amount, at Par Value	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity (Deficit)
Balance as of June 30, 2026	67,018	$67,083	$365,066	$(404,990)	$(125,133)	$(97,974)
Stock compensation expense	—	—	532	—	—	532
Net loss	—	—	—	(59,206)	—	(59,206)
Other comprehensive loss	—	—	—	—	(1,557)	(1,557)
Balance as of September 30, 2026	67,018	$67,083	$365,598	$(464,196)	$(126,690)	$(158,205)

Balance as of June 30, 2025	66,983	$66,871	$364,871	$112,463	$(97,714)	$446,491
Stock compensation expense	—	—	1,275	—	—	1,275
Net loss	—	—	—	(80,779)	—	(80,779)
Other comprehensive loss	—	—	—	—	(7,455)	(7,455)
Balance as of September 30, 2025	66,983	$66,871	$366,146	$31,684	$(105,169)	$359,532

Nine Months Ended September 30:
Balance as of December 31, 2025	66,983	$66,871	$365,357	$(277,016)	$(87,152)	$68,060
Shares issued on grants of restricted shares	25	112	(112)	—	—	—
Shares issued on deferred stock units	10	100	(100)	—	—	—
Stock compensation expense	—	—	453	—	—	453
Net loss	—	—	—	(187,180)	—	(187,180)
Other comprehensive loss	—	—	—	—	(39,538)	(39,538)
Balance as of September 30, 2026	67,018	$67,083	$365,598	$(464,196)	$(126,690)	$(158,205)

Balance as of December 31, 2024	66,871	$66,850	$362,782	$230,912	$(230,769)	$429,775
Shares issued on grants of restricted shares	112	21	(21)	—	—	—
Stock compensation expense	—	—	3,385	—	—	3,385
Net loss	—	—	—	(189,189)	—	(189,189)
Dividends declared	—	—	—	(10,039)	—	(10,039)
Other comprehensive income	—	—	—	—	125,600	125,600
Balance as of September 30, 2025	66,983	$66,871	$366,146	$31,684	$(105,169)	$359,532

See accompanying Notes to the Interim Consolidated Financial Statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 5

MERCER INTERNATIONAL INC.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands of U.S. dollars)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cash flows from (used in) operating activities
Net loss	$(59,206)	$(80,779)	$(187,180)	$(189,189)
Adjustments to reconcile net loss to cash flows from operating activities
Depreciation and amortization	35,896	39,512	114,617	117,390
Deferred income tax recovery	(11,130)	(10,989)	(32,393)	(22,127)
Inventory impairment	8,000	20,400	59,000	31,400
Defined benefit pension plans and other post-retirement benefit plan expense (income)	(78)	174	(239)	518
Stock-based compensation	477	1,310	408	3,352
Foreign exchange transaction losses (gains)	1,578	(3,480)	(3,683)	14,299
Other	3,070	2,016	5,320	6,656
Changes in working capital
Accounts receivable	23,247	10,245	9,795	25,035
Inventories	(3,474)	20,025	(85,201)	(4,041)
Accounts payable and accrued expenses	(10,864)	(3,159)	1,715	13,227
Prepaid expenses and other	(7,508)	(25,329)	(2,933)	(34,089)
Net cash used in operating activities	(19,992)	(30,054)	(120,774)	(37,569)
Cash flows from (used in) investing activities
Purchase of property, plant and equipment	(13,344)	(30,017)	(38,674)	(74,430)
Proceeds from government grants	1,155	1,858	5,980	4,973
Other	717	546	1,879	(789)
Net cash used in investing activities	(11,472)	(27,613)	(30,815)	(70,246)
Cash flows from (used in) financing activities
Proceeds from revolving credit facilities, net	25,674	21,275	55,675	46,636
Proceeds from repayable government contributions	6,034	—	6,034	—
Dividend payments	—	(5,024)	—	(10,039)
Payment of finance lease obligations	(4,055)	(4,872)	(11,371)	(9,785)
Other	(3,418)	(425)	(8,496)	120
Net cash from financing activities	24,235	10,954	41,842	26,932
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(539)	(1,684)	(1,051)	(5,940)
Net decrease in cash, cash equivalents and restricted cash	(7,768)	(48,397)	(110,798)	(86,823)
Cash, cash equivalents and restricted cash, beginning of period	83,775	146,499	186,805	184,925
Cash, cash equivalents and restricted cash, end of period	$76,007	$98,102	$76,007	$98,102

Supplemental cash flow disclosure:
Cash paid for interest	$27,486	$25,785	$81,716	$79,200
Cash paid for income taxes	$—	$8,288	$—	$37,879
Supplemental schedule of non-cash investing and financing activities:
Leased production and other equipment	$2,032	$4,150	$6,445	$9,610

See accompanying Notes to the Interim Consolidated Financial Statements.

FORM 10-Q

QUARTERLY REPORT - PAGE 6

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 1. The Company, Subsequent Events, Going Concern and Summary of Significant Accounting Policies

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

Prepackaged Restructuring Pursuant to Restructuring Support Agreements

Mercer and one non-operating subsidiary of Mercer (each, a “Company Party”) intend to implement a comprehensive restructuring of the Company’s debt obligations and capital structure (the “Restructuring”) in accordance with the Restructuring Support Agreements (as defined below) with holders of (i)(a) approximately 85.3% of the aggregate outstanding principal amount of Mercer’s 12.875% Senior Notes due 2028 (the “2028 Senior Notes”) and (b) approximately 88.2% of the aggregate outstanding principal amount of Mercer’s 5.125% Senior Notes due 2029 (the “2029 Senior Notes” and, together with the 2028 Senior Notes, the “Senior Notes”), and (ii) approximately 50% of Mercer’s aggregate common stock (the “Existing Equity Interests”), pursuant to which such holders have committed, among other things, to vote in favor of the Plan (as defined below). The Restructuring is expected to be effectuated through a joint prepackaged plan of reorganization (the “Plan”) of Mercer and one non-operating subsidiary (the Company Parties that commence such cases, collectively, the “Debtors”) under voluntary cases (the “Chapter 11 Cases”) to be commenced under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code” and such chapter, “chapter 11”) in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the “Bankruptcy Court”). The Company does not expect any operational impact from the Restructuring and plans to continue to operate its business as usual and to serve customers and pay vendors and employees in the ordinary course of business, with the Debtors operating as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The Company expects to complete the Restructuring by the end of calendar year 2026. Mercer’s operating subsidiaries will not commence chapter 11 cases and will continue to operate their businesses as usual and in the ordinary course.

Restructuring Support Agreements

On November 2, 2026, the Company Parties entered into (i) a Restructuring Support Agreement with certain holders, or investment advisors, sub-advisors, or managers for the accounts of beneficial holders or beneficial holders, which such accounts or beneficial holders such investment advisors, sub-advisors, or managers have authority to bind or direct, of Senior Notes (collectively, the “Consenting Senior Noteholders”) and (ii) a Restructuring Support Agreement with materially similar terms with certain holders, or investment advisors, sub-advisors, or managers for

FORM 10-Q

QUARTERLY REPORT - PAGE 7

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

the accounts of beneficial holders or beneficial holders, which such accounts or beneficial holders such investment advisors, sub-advisors, or managers have authority to bind or direct, of Existing Equity Interests (collectively, the “Consenting Equityholders” and, together with the Consenting Senior Noteholders, the “Consenting Stakeholders”) (in each case, together with all exhibits and schedules thereto, including the restructuring term sheet attached in each case thereto, and together, the “Restructuring Support Agreements” or “RSAs”).

As of the date of the RSAs, the Consenting Senior Noteholders hold, own, or control approximately 87% of the aggregate outstanding principal amount of the Senior Notes and the Consenting Equityholders hold, own, or control approximately 50% of the aggregate outstanding amount of Existing Equity Interests.

Pursuant to the RSAs, holders of Senior Notes are expected to receive, among other things, their pro rata share of takeback senior secured notes, 91.5% of new common stock and 56.5% of new convertible preferred stock (each subject to dilution), and the right to participate in a fully backstopped rights offering of $420,000 (inclusive of $20,000 of original issue discount but exclusive of a put option premium) of new senior secured notes. Holders of Existing Equity Interests are expected to receive their pro rata share of 8.5% of new common stock and 3.5% of new convertible preferred stock (each subject to dilution). General unsecured creditors are expected to be unimpaired under the Plan. Refer to the Debt Note for additional information.

Going Concern

These Interim Consolidated Financial Statements have been prepared in accordance with GAAP assuming the Company will continue as a going concern. The going concern assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business within one year from the issuance of these Interim Consolidated Financial Statements.

The Company’s ability to continue as a going concern depends on executing the Plan and emerging from bankruptcy, which remain subject to Bankruptcy Court confirmation, among other conditions. Management currently believes the Company will be able to emerge from bankruptcy and continue to operate as a viable going concern thereafter. However, management can provide no assurance that the Plan will be confirmed by the Bankruptcy Court and the transactions contemplated by the RSAs will be consummated. Due to the inherent uncertainties of the chapter 11 process and securing court confirmation, substantial doubt exists about the Company’s ability to continue as a going concern for the one-year period from the issuance of these Interim Consolidated Financial Statements. As of September 30, 2026, the Company retains sufficient liquidity to meet its obligations to customers, vendors, counterparties, and employees in the ordinary course of business, with approximately $71,007 of unrestricted cash and $72,524 of available capacity under its credit facilities. If the Plan is not confirmed or consummated, the Company may be required to pursue alternative restructuring transactions on less favorable terms, which could include a non-prepackaged chapter 11 case or liquidation.

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

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Accounting Pronouncements to be Adopted

Disaggregation of Income Statement Expenses

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, which expands disclosures about specific expense categories presented on the face of the statement of operations and addresses requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, and depreciation and amortization) in commonly presented expense captions (such as cost of sales and selling, general and administrative expenses). ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods thereafter, with early adoption permitted. The Company is currently assessing the impact of ASU 2024-03.

Government Grants

In December 2025, the FASB issued ASU 2025-10, which establishes authoritative guidance on the recognition, measurement and presentation of government grants received by business entities. The new guidance leverages existing principles used in practice, makes targeted improvements and modifies existing disclosure requirements. ASU 2025-10 is effective for fiscal years beginning after December 15, 2028, and interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact of ASU 2025-10.

Environmental Credits and Environmental Credit Obligations

In May 2026, the FASB issued ASU 2026-02, which establishes a new accounting framework for the recognition, measurement, presentation and disclosure of environmental credits and environmental credit obligations. Under the new standard, an entity recognizes and measures environmental credit assets based on their intended use as well as how the credits are obtained. Environmental credit obligations are recognized and measured depending on whether an entity holds or expects to use environmental credits to settle that obligation. ASU 2026-02 is effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact of ASU 2026-02.

Note 2. Supplemental Financial Statement Information

The following table reconciles cash, cash equivalents and restricted cash reported on the Interim Consolidated Balance Sheets to the total amount presented in the Interim Consolidated Statements of Cash Flows.

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$71,007	$186,805
Restricted cash (a)	5,000	—
	$76,007	$186,805
(a)
Restricted cash consists of deposits held as collateral for a standby letter of credit facility.

Note 3. Government Grants

In August 2026, the Company was awarded C$18.1 million in non-repayable grants to be applied against eligible projects and operational costs of the Peace River mill. For the three and nine months ended September 30, 2026, C$18.1 million ($12,968) was recognized as a reduction to “Cost of sales, excluding depreciation and amortization” in the Interim Consolidated Statements of Operations as there was reasonable assurance that the conditions for the receipt were met and that the grants will be received. As of September 30, 2026, the eligible costs have been incurred and approximately C$11.0 million ($7,882) has been received, with the remaining C$7.1 million ($5,086) received in October 2026.

FORM 10-Q

QUARTERLY REPORT - PAGE 9

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 4. Inventories

Inventories as of September 30, 2026 and December 31, 2025, were comprised of the following:

	September 30, 2026	December 31, 2025
Raw materials	$116,019	$92,885
Finished goods	115,505	118,674
Spare parts and other	141,358	147,842
	$372,882	$359,401

For the three and nine months ended September 30, 2026, the Company recorded inventory impairment charges of $8,000 and $59,000, respectively, as a result of low pulp prices and high fiber costs. As of September 30, 2026, $4,500 of the write-down was recorded against raw materials inventory and $3,500 was recorded against finished goods inventory. The inventory impairment charges are included in “Cost of sales, excluding depreciation and amortization” in the Interim Consolidated Statements of Operations.

For the three and nine months ended September 30, 2025, the Company recorded inventory impairment charges of $20,400 and $31,400, respectively, primarily as a result of low pulp prices.

Note 5. Accounts Payable and Other

Accounts payable and other as of September 30, 2026 and December 31, 2025, was comprised of the following:

	September 30,	December 31,
	2026	2025
Trade payables	$74,018	$72,046
Accrued expenses	78,953	85,720
Interest payable	34,229	32,946
Income tax payable	9,447	11,099
Payroll-related accruals	29,494	25,156
Deposits for mass timber sales contracts (a)	10,446	16,434
Wastewater fee (b)	13,072	10,570
Operating lease liability	2,400	3,097
Other	7,486	12,149
	$259,545	$269,217
(a)
Revenues recognized for the nine months ended September 30, 2026 and 2025 from amounts recorded as deposits, advances or progress billings within “Accounts payable and other” at the beginning of each year were $16,434 and $4,345, respectively.
(b)
The Company is required to pay certain fees based on wastewater emissions at its German mills. Accrued fees can be reduced upon the mills’ demonstration of improved wastewater emissions.

FORM 10-Q

QUARTERLY REPORT - PAGE 10

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 6. Debt

Debt as of September 30, 2026 and December 31, 2025, was comprised of the following:

	Maturity	September 30, 2026	December 31, 2025
Senior notes (a)
12.875% senior notes	2028	$400,000	$400,000
5.125% senior notes	2029	875,000	875,000

Credit arrangements (a)
€370.1 million German Facility (b)	2027	267,837	200,925
C$160.0 million Canadian Facility (c)	2027	72,594	94,758
€2.6 million demand loan (d)		—	—
C$13.0 million standby letter of credit facility (e)	2027	—	—

Repayable government contribution (f)	2031-2036	5,910	—
Finance lease liability		48,203	54,873
Less: unamortized senior note issuance costs		(5,071)	(6,748)
		1,664,473	1,618,808
Less current portion of debt:
Finance lease liability		(14,272)	(13,664)
German Facility		(267,837)	—
Canadian Facility		(72,594)	—
Current debt		(354,703)	(13,664)
Long-term debt		$1,309,770	$1,605,144

The maturities of the principal portion of debt as of September 30, 2026 were as follows:

2027	$340,431
2028	400,000
2029	875,000
2030	—
2031	2,009
Thereafter	3,901
$1,621,341

As of September 30, 2026, the Company was in compliance with the terms of its debt agreements with the exception of a financial covenant under its German Facility, which non-compliance has been waived during the applicable waiver period. Refer to (b) below for additional details.

FORM 10-Q

QUARTERLY REPORT - PAGE 11

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

(a)
Restructuring Support Agreements

On November 2, 2026, the Company Parties entered into RSAs with Consenting Stakeholders. The following is a summary of the material terms of the transactions contemplated by the RSAs that impact the Company’s capital structure:

•
New money rights offering: Holders of Senior Notes will have the right to purchase their pro rata share of $420,000 aggregate principal amount of new senior secured notes (the “New Money Senior Secured Notes”), inclusive of $20,000 of original issue discount, for aggregate cash proceeds of $400,000 subject to the terms of the RSAs (the “Rights Offering”). Each participant in the Rights Offering that exercises its rights will also receive their pro rata share of 40.0% of the new common stock and 40.0% of the new convertible preferred stock.
•
Full backstop: The Rights Offering is fully backstopped by certain members of an ad hoc group of noteholders, subject to the terms of a backstop commitment letter.
•
Senior Notes: Holders of Senior Notes will receive their pro rata share of (i) 91.5% of the new common stock (subject to dilution by the management incentive plan, the new common stock issued in the Rights Offering, and the conversion of the new convertible preferred stock), (ii) 56.5% of the new convertible preferred stock, (iii) $150,000 of new takeback senior secured notes and (iv) the rights to participate in the Rights Offering.
•
New senior secured notes: The New Money Senior Secured Notes, as well as $150,000 of takeback notes and $56,000 of put option notes, will (i) be issued under a single new indenture, (ii) mature four years and 364 days after issuance and (iii) have no scheduled amortization. For the first two years after issuance, the Company may elect to pay interest substantially in kind.
•
Existing shareholders: Holders of existing common stock will receive their pro rata share of 8.5% of the new common stock and 3.5% of the new convertible preferred stock, in each case subject to dilution only by the management incentive plan and conversion of the new convertible preferred stock. Existing common stock will be cancelled when the plan of reorganization becomes effective.
•
New convertible preferred stock: The reorganized Company will issue $325,000 of new convertible preferred stock, with dividends payable in kind and convertible into new common stock, on the terms set out in the RSAs.

In connection with the RSAs, on the effective date of the Plan, the reorganized Company will enter into a new asset-based revolving credit facility, which may be implemented through a global facility or one or more regional facilities (the “New ABL Facility”), in an aggregate principal amount of up to $300,000, reduced by the principal amount the lenders under the Canadian Facility agree to reinstate, extend or provide under a new or amended facility. The Company Parties will use best efforts to negotiate an amendment to the credit agreement governing the Canadian Facility extending its maturity by five years (the “Canadian Facility Amendment”), although neither the execution nor the consummation of the Canadian Facility Amendment is a condition to the Restructuring. Subject to any Canadian Facility Amendment, indebtedness under the Canadian Facility will be reduced by at least $41,000 on the effective date of the Plan. The German Facility will be repaid in full and terminated, and any outstanding letters of credit thereunder will be either transferred to the New ABL Facility or cash collateralized. The €2.6 million demand loan facility and the C$13.0 million standby letter of credit facility are expected to remain unchanged and outstanding or to receive such other treatment as is reasonably agreed to by the Company Parties, the required Consenting Senior Noteholders and the holder of the applicable facility.

As previously announced, the Company elected not to make the approximately $25,800 interest payment due October 1, 2026 on the 2028 Senior Notes and instead elected to utilize the 30-day grace period provided under the indenture governing the 2028 Senior Notes, the use of which did not constitute an event of default under the indenture. On October 30, 2026, following receipt of consents from holders of at least a majority in aggregate principal amount of the outstanding 2028 Senior Notes, the Company entered into a Second Supplemental Indenture with Computershare Trust Company, N.A., as trustee, to the indenture governing the 2028 Senior Notes, which amends Section 6.01(1) of such indenture to extend the grace period for the payment of interest due on the 2028 Senior Notes from 30 calendar days to 90 calendar days.

FORM 10-Q

QUARTERLY REPORT - PAGE 12

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

(b)
As of September 30, 2026, approximately €235.9 million ($267,837) of this facility was drawn and accruing interest at a rate of 6.55% and approximately €21.3 million ($24,158) was supporting bank guarantees.

Debt Covenants and Waiver

As of March 31, 2026, the Company’s German subsidiaries that are borrowers under the German Facility did not meet the required leverage ratio thereunder. A waiver dated May 4, 2026, was received with respect to the leverage ratio financial covenant for the first three quarters of 2026, such that the leverage ratio financial covenant will not be required to be tested with respect to any quarter until the quarter ending December 31, 2026 (and thereafter), following the expiration of the existing waiver. Under the terms of the waiver, distributions to the parent entity were prohibited until September 30, 2026 (subject to limited exceptions). Additionally, certain covenants were modified, one of which limits facility utilization to €300.0 million while the leverage ratio exceeds 2.00:1.00. The waiver also provides for, among other things, modifications to the existing variable margin to a range of 2.50% to 4.25% depending on prescribed leverage ratios, a grant of security over certain assets, and creates additional events of default such as cross-defaults to certain of the Company’s other indebtedness, including the outstanding Senior Notes and Canadian Facility, and provides other ancillary lender protections.

As of September 30, 2026, adjusting for the utilization limit, approximately €42.8 million ($48,655) was available for future draws. While non-compliance with the leverage ratio financial covenant addressed pursuant to the waiver did not and does not trigger any cross-default provisions under the Company’s Senior Notes or Canadian Facility, an unwaived breach with respect to the quarter ending December 31, 2026 could lead to a default and subsequent cross-defaults if the lenders under the German Facility exercise their acceleration rights. To address these default risks and liquidity requirements, the Company entered into the RSAs to implement a prepackaged financial restructuring as described under (a) above, under which the German Facility will be repaid in full and terminated on the effective date of the Plan.

(c)
As of September 30, 2026, approximately C$103.0 million ($72,594) of this facility was drawn and accruing interest at a rate of 4.04%, approximately C$0.6 million ($426) was supporting letters of credit and approximately C$23.9 million ($16,907) was available.
(d)
As of September 30, 2026, approximately €2.6 million ($2,898) of this facility was supporting bank guarantees and approximately $nil was available.
(e)
In September 2026, the total borrowing capacity on the facility was reduced from C$20.0 million to C$13.0 million following an amendment to the facility agreement. As of September 30, 2026, C$3.1 million ($2,200) of this facility was supporting letters of credit and approximately C$9.9 million ($6,962) was available.
(f)
In August 2026, the Company entered into an agreement with the government relating to the Peace River mill, under which the Company is eligible to receive up to C$19.0 million in repayable contributions as qualifying project expenditures are incurred and claimed. Monthly repayments are scheduled to commence on April 1, 2031 and end on March 1, 2036. Contributions received under this agreement bear interest at the average bank rate plus 3.0%, compounding monthly. As of September 30, 2026, the Company had received C$8.4 million ($5,910) with approximately C$10.6 million ($7,481) remaining available to claim as eligible costs are incurred.

FORM 10-Q

QUARTERLY REPORT - PAGE 13

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 7. Pension and Other Post-Retirement Benefit Obligations

Defined Benefit Plans

Pension benefits are based on employees’ earnings and years of service. The defined benefit plans are funded by contributions from the Company based on actuarial estimates and statutory requirements. The components of the net benefit costs for the Celgar and Peace River defined benefit plans, in aggregate for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,
	2026		2025
	Pension	Other Post- Retirement Benefits	Pension	Other Post- Retirement Benefits
Service cost	$636	$21	$674	$35
Interest cost	1,063	104	1,020	112
Expected return on plan assets	(1,437)	—	(1,396)	—
Amortization of unrecognized items	(277)	(188)	(82)	(189)
Net benefit costs (gains)	$(15)	$(63)	$216	$(42)

	Nine Months Ended September 30,
	2026		2025
	Pension	Other Post- Retirement Benefits	Pension	Other Post- Retirement Benefits
Service cost	$1,927	$64	$1,992	$105
Interest cost	3,221	317	3,015	331
Expected return on plan assets	(4,353)	—	(4,123)	—
Amortization of unrecognized items	(846)	(569)	(245)	(557)
Net benefit costs (gains)	$(51)	$(188)	$639	$(121)

The components of the net benefit costs (gains) other than service cost are recorded in “Other income (expenses)” in the Interim Consolidated Statements of Operations. The amortization of unrecognized items relates to actuarial losses (gains) and prior service costs.

Defined Contribution Plan

Effective December 31, 2008, the defined benefit plans at the Celgar mill were closed to new members and the service accrual ceased. Effective January 1, 2009, the members began to receive pension benefits, at a fixed contractual rate, under a defined contribution plan. During the three and nine months ended September 30, 2026, the Company made contributions of $331 and $1,113, respectively, to this plan (2025 – $348 and $961).

Multiemployer Plan

The Company participates in a multiemployer plan for the hourly-paid employees at the Celgar mill. The contributions to the plan are determined based on a percentage of pensionable earnings pursuant to a collective bargaining agreement. The Company has no current or future contribution obligations in excess of the contractual contributions. During the three and nine months ended September 30, 2026, the Company made contributions of $536 and $1,714, respectively, to this plan (2025 – $582 and $1,971).

FORM 10-Q

QUARTERLY REPORT - PAGE 14

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 8. Income Taxes

The U.S. Federal statutory income tax rate and the Company’s effective income tax rate are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
U.S. Federal statutory rate	21.0%	21.0%	21.0%	21.0%
Effective income tax rate	15.7%	15.5%	14.8%	7.8%

The differences between the 21% U.S. Federal statutory rate and the effective income tax rates for the three and nine months ended September 30, 2026, were driven by changes in valuation allowances, the effect of foreign earnings and the tax benefit of a partnership structure.

Note 9. Shareholders’ Equity

Stock-Based Compensation

The Company’s stock incentive plan consists of stock options, restricted stock units (“RSUs”), deferred stock units (“DSUs”), restricted shares, performance shares, performance share units (“PSUs”) and stock appreciation rights. During the three and nine months ended September 30, 2026, there were no issued and outstanding stock options, performance shares or stock appreciation rights. As of September 30, 2026, after factoring in all allocated shares, there remain approximately 3.2 million common shares available for grant.

The following table summarizes non-vested PSU activity during the period:

Number of PSUs
Balance as of January 1, 2026	4,393,692
Granted	3,872
Forfeited	(1,214,616)
Balance as of September 30, 2026	3,182,948

The following table summarizes non-vested restricted share, RSU and DSU activity during the period:

	Number of Equity Based Awards			Liability Based Awards
	Restricted Shares	RSUs	Equity DSUs	Cash Only DSUs
Balance as of January 1, 2026	111,732	273,501	101,956	55,866
Granted	25,000	973,519	159,729	75,000
Vested	(111,732)	—	(145,435)	(55,866)
Balance as of September 30, 2026	25,000	1,247,020	116,250	75,000

There were 228,667 equity-settled DSUs (“Equity DSUs”) and 137,709 cash-settled DSUs (“Cash Only DSUs”) granted to directors that were vested but not settled as of September 30, 2026.

FORM 10-Q

QUARTERLY REPORT - PAGE 15

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 10. Net Loss Per Common Share

The reconciliation of basic and diluted net loss per common share for the three and nine months ended September 30, 2026 and 2025 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss
Basic and diluted	$(59,206)	$(80,779)	$(187,180)	$(189,189)

Net loss per common share
Basic	$(0.88)	$(1.21)	$(2.79)	$(2.83)
Diluted	$(0.88)	$(1.21)	$(2.79)	$(2.83)

Weighted average number of common shares outstanding:
Basic (a)	67,221,701	66,964,534	67,076,099	66,924,228
Diluted	67,221,701	66,964,534	67,076,099	66,924,228

(a)
For the three and nine months ended September 30, 2026, the weighted average number of common shares outstanding excludes 25,000 restricted shares which have been issued, but have not vested as of September 30, 2026 (2025 – 111,732 restricted shares) and includes vested Equity DSUs.

The calculation of diluted net loss per common share does not assume the exercise of any instruments that would have an anti-dilutive effect on net loss per common share. Non-vested instruments excluded from the calculation of net loss per common share because they were anti-dilutive for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
PSUs	3,182,948	5,233,724	3,182,948	5,233,724
Restricted shares	25,000	111,732	25,000	111,732
RSUs	1,247,020	—	1,247,020	—
Equity DSUs	116,250	101,956	116,250	101,956

FORM 10-Q

QUARTERLY REPORT - PAGE 16

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Note 11. Accumulated Other Comprehensive Loss

The change in the accumulated other comprehensive loss by component (net of tax) for the three and nine months ended September 30, 2026 and 2025 was as follows:

	Foreign Currency Translation Adjustments	Defined Benefit Pension and Other Post-Retirement Benefit Items	Total
Three Months Ended September 30:
Balance as of June 30, 2026	$(153,671)	$28,538	$(125,133)
Other comprehensive loss before reclassifications	(1,090)	—	(1,090)
Amounts reclassified	—	(467)	(467)
Other comprehensive loss	(1,090)	(467)	(1,557)
Balance as of September 30, 2026	$(154,761)	$28,071	$(126,690)

Balance as of June 30, 2025	$(116,411)	$18,697	$(97,714)
Other comprehensive loss before reclassifications	(7,184)	—	(7,184)
Amounts reclassified	—	(271)	(271)
Other comprehensive loss	(7,184)	(271)	(7,455)
Balance as of September 30, 2025	$(123,595)	$18,426	$(105,169)

Nine Months Ended September 30:
Balance as of December 31, 2025	$(116,638)	$29,486	$(87,152)
Other comprehensive loss before reclassifications	(38,123)	—	(38,123)
Amounts reclassified	—	(1,415)	(1,415)
Other comprehensive loss	(38,123)	(1,415)	(39,538)
Balance as of September 30, 2026	$(154,761)	$28,071	$(126,690)

Balance as of December 31, 2024	$(249,997)	$19,228	$(230,769)
Other comprehensive income before reclassifications	126,402	—	126,402
Amounts reclassified	—	(802)	(802)
Other comprehensive income (loss)	126,402	(802)	125,600
Balance as of September 30, 2025	$(123,595)	$18,426	$(105,169)

Note 12. Related Party Transactions

For the three and nine months ended September 30, 2026, services from the Company’s 20% owned logging and chipping operation were $1,660 and $4,651, respectively (2025 – $1,863 and $5,637) and as of September 30, 2026, the Company had a payable balance to the operation of $220 (December 31, 2025 – receivable of $1,077).

For the three and nine months ended September 30, 2026, services from the Company’s 26% owned wood purchasing operation were $5,279 and $10,571, respectively, (2025 – $2,750 and $8,412) and as of September 30, 2026, the Company had a payable balance to the operation of $242 (December 31, 2025 – $nil).

The Company maintains a commercial surety bond facility to support its mass timber project bidding and contract performance requirements with an entity owned by a major shareholder of the Company. Under the terms of the arrangement, the Company pays standard commercial premiums to the entity upon the issuance of any surety bonds. As of September 30, 2026, the facility provided up to $30,000 in total bonding capacity of which a nominal portion was utilized.

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

FORM 10-Q

QUARTERLY REPORT - PAGE 18

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Information about certain segment data for the three and nine months ended September 30, 2026 and 2025 was as follows:

Three Months Ended September 30, 2026	Pulp	Solid Wood	Total of Segments (a)
Revenues from external customers	$310,165	$128,643	$438,808
Intersegment revenues	579	12,137	12,716
	310,744	140,780	451,524
Less segment expenses:
Fiber	156,499	72,052
Maintenance (b)	41,380	10,317
Freight	35,948	15,745
Labor (c)	21,524	14,957
Chemicals	26,608	—
Energy	15,215	6,540
Other (d)	7,680	28,205
Segment Operating EBITDA	$5,890	$(7,036)	$(1,146)

Purchase of property, plant and equipment	$11,546	$1,798	$13,344

(a)
The total of segments’ Segment Operating EBITDA is reconciled to “Loss before income taxes” in the Interim Consolidated Statements of Operations as follows:

Three Months Ended September 30, 2026	Pulp	Solid Wood	Total
Reconciliation to loss before income taxes
Total of segments’ Segment Operating EBITDA			$(1,146)
Segment depreciation and amortization	(20,969)	(14,853)	(35,822)
Interest expense			(32,323)
Other income			873
Corporate items and eliminations			(1,779)
Loss before income taxes			$(70,197)

(b)
Maintenance expense for the pulp segment includes expenditures for planned annual maintenance downtime at our pulp mills.
(c)
Labor expense excludes maintenance and indirect labor costs.
(d)
Other expenses primarily include selling, general and administrative expenses, the net change in finished goods inventories, inventory impairments and foreign exchange gains or losses on the revaluation of dollar denominated receivable balances.

FORM 10-Q

QUARTERLY REPORT - PAGE 19

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Three Months Ended September 30, 2026	Pulp	Solid Wood	Corporate and Other	Consolidated
Revenues from external customers by major products
Pulp	$281,080	$—	$—	$281,080
Lumber	—	68,004	—	68,004
Energy and chemicals	29,085	5,099	32	34,216
Manufactured products (a)	—	18,707	—	18,707
Pallets	—	21,910	—	21,910
Biofuels (b)	—	12,157	—	12,157
Wood residuals	—	2,766	1,828	4,594
Total revenues from external customers	$310,165	$128,643	$1,860	$440,668

Revenues from external customers by geography (c)
U.S.	$36,309	$52,829	$—	$89,138
Foreign countries
Germany	70,699	46,931	—	117,630
China	103,426	335	—	103,761
Other countries	99,731	28,548	1,860	130,139
	273,856	75,814	1,860	351,530
Total revenues from external customers	$310,165	$128,643	$1,860	$440,668
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
(a)
The total of segments’ Segment Operating EBITDA is reconciled to “Loss before income taxes” in the Interim Consolidated Statements of Operations as follows:

Three Months Ended September 30, 2025	Pulp	Solid Wood	Total
Reconciliation to loss before income taxes
Total of segments’ Segment Operating EBITDA			$(21,954)
Segment depreciation and amortization	(25,725)	(13,640)	(39,365)
Interest expense			(28,506)
Other income			539
Corporate items and eliminations			(6,270)
Loss before income taxes			$(95,556)
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

FORM 10-Q

QUARTERLY REPORT - PAGE 22

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Nine Months Ended September 30, 2026	Pulp	Solid Wood	Total of Segments (a)
Revenues from external customers	$980,222	$394,588	$1,374,810
Intersegment revenues	1,868	38,708	40,576
	982,090	433,296	1,415,386
Less segment expenses:
Fiber	507,842	242,837
Maintenance (b)	89,329	29,498
Freight	110,209	46,890
Labor (c)	69,875	48,468
Chemicals	92,741	—
Energy	42,426	23,445
Other (d)	69,532	63,063
Segment Operating EBITDA	$136	$(20,905)	$(20,769)

Purchase of property, plant and equipment	$33,744	$4,917	$38,661
(a)
The total of segments’ Segment Operating EBITDA is reconciled to “Loss before income taxes” in the Interim Consolidated Statements of Operations as follows:

Nine Months Ended September 30, 2026	Pulp	Solid Wood	Total
Reconciliation to loss before income taxes
Total of segments’ Segment Operating EBITDA			$(20,769)
Segment depreciation and amortization	(69,431)	(44,922)	(114,353)
Interest expense			(92,344)
Other income			3,196
Corporate items and eliminations			4,509
Loss before income taxes			$(219,761)
(b)
Maintenance expense for the pulp segment includes expenditures for planned annual maintenance downtime at our pulp mills.
(c)
Labor expense excludes maintenance and indirect labor costs.
(d)
Other expenses primarily include selling, general and administrative expenses, the net change in finished goods inventories, inventory impairments and foreign exchange gains or losses on the revaluation of dollar denominated receivable balances.

FORM 10-Q

QUARTERLY REPORT - PAGE 23

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Nine Months Ended September 30, 2026	Pulp	Solid Wood	Corporate and Other	Consolidated
Revenues from external customers by major products
Pulp	$903,590	$—	$—	$903,590
Lumber	—	184,738	—	184,738
Energy and chemicals	76,632	16,993	557	94,182
Manufactured products (a)	—	65,569	—	65,569
Pallets	—	83,678	—	83,678
Biofuels (b)	—	35,061	—	35,061
Wood residuals	—	8,549	14,883	23,432
Total revenues from external customers	$980,222	$394,588	$15,440	$1,390,250

Revenues from external customers by geography (c)
U.S.	$104,175	$139,165	$—	$243,340
Foreign countries
Germany	212,039	162,922	—	374,961
China	373,913	845	—	374,758
Other countries	290,095	91,656	15,440	397,191
	876,047	255,423	15,440	1,146,910
Total revenues from external customers	$980,222	$394,588	$15,440	$1,390,250
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
(a)
The total of segments’ Segment Operating EBITDA is reconciled to “Loss before income taxes” in the Interim Consolidated Statements of Operations as follows:

Nine Months Ended September 30, 2025	Pulp	Solid Wood	Total
Reconciliation to loss before income taxes
Total of segments’ Segment Operating EBITDA			$12,503
Segment depreciation and amortization	(78,636)	(38,264)	(116,900)
Interest expense			(85,072)
Other expenses			(766)
Corporate items and eliminations			(14,863)
Loss before income taxes			$(205,098)
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

Note 14. Financial Instruments and Fair Value Measurement

Due to their short-term maturity, the carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, and accounts payable and other approximate their fair value. The estimated fair values of the Company’s outstanding debt under the fair value hierarchy as of September 30, 2026 and December 31, 2025 were as follows:

	Fair value measurements as of
		September 30, 2026 using:
Description	Level 1	Level 2	Level 3	Total
Revolving credit facilities	$—	$340,431	$—	$340,431
Senior notes	—	370,500	—	370,500
	$—	$710,931	$—	$710,931

	Fair value measurements as of
		December 31, 2025 using:
Description	Level 1	Level 2	Level 3	Total
Revolving credit facilities	$—	$295,683	$—	$295,683
Senior notes	—	868,137	—	868,137
	$—	$1,163,820	$—	$1,163,820

The carrying value of the revolving credit facilities classified as Level 2 approximates the fair value, as their variable interest rates, combined with the underlying collateral, reflect current market terms for similar secured instruments.

The fair value of the senior notes classified as Level 2 was determined using quoted prices in a dealer market, or using recent market transactions. The Company’s senior notes are not carried at fair value in the Interim Consolidated Balance Sheets as of September 30, 2026 or December 31, 2025. However, fair value disclosure is required. The carrying value of the Company’s senior notes, net of unamortized note issuance costs, was $1,269,929 as of September 30, 2026 (December 31, 2025 – $1,268,252).

FORM 10-Q

QUARTERLY REPORT - PAGE 26

MERCER INTERNATIONAL INC.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(In thousands of U.S. dollars, except share and per share data)

Credit Risk

The Company’s exposure to credit losses may increase if its customers’ production and other costs are adversely affected by inflation, interest rate levels and tariffs. Although the Company has historically not experienced significant credit losses, it is possible that there could be a material adverse impact from potential adjustments of the carrying amount of trade receivables if the cash flows of the Company’s customers are adversely impacted by inflation, interest rate levels and tariffs. As of September 30, 2026, the Company has not had significant credit losses.

As of September 30, 2026, the carrying amount of cash and cash equivalents of $71,007, restricted cash of $5,000, and accounts receivable of $282,143 recorded in the Interim Consolidated Balance Sheet, net of any allowances for losses, represent the Company’s maximum exposure to credit risk.

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

QUARTERLY REPORT - PAGE 27

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

FORM 10-Q

QUARTERLY REPORT - PAGE 28

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this document: (i) unless the context otherwise requires, references to “we”, “our”, “us”, the “Company” or “Mercer” mean Mercer International Inc. and its subsidiaries; (ii) references to “Mercer Inc.” mean the Company excluding its subsidiaries; (iii) information is provided as of September 30, 2026, unless otherwise stated; (iv) our reporting currency is dollars and references to “€” mean euros and “C$” mean Canadian dollars; (v) “ADMTs” mean air-dried metric tonnes; (vi) “CLT” mean cross-laminated timber; (vii) “glulam” mean glue-laminated timber; (viii) “m3” mean cubic meters; (ix) “NBSK” mean northern bleached softwood kraft; (x) “NBHK” mean northern bleached hardwood kraft; (xi) “MW” mean megawatts and “MWh” mean megawatt hours; (xii) “Mfbm” mean thousand board feet of lumber and “MMfbm” mean million board feet of lumber; and (xiii) our lumber metrics are converted from m3 to Mfbm using a conversion ratio of 1.6 m3 of lumber equaling one Mfbm, which is the ratio commonly used in the industry.

Due to rounding, numbers presented throughout this report may not add up precisely to totals we provide and percentages may not precisely reflect the absolute figure.

The following discussion and analysis of our results of operations and financial condition for the three and nine months ended September 30, 2026 should be read in conjunction with our Interim Consolidated Financial Statements and related notes included in this quarterly report, as well as our most recent annual report on Form 10-K for the fiscal year ended December 31, 2025 filed with the Securities and Exchange Commission, referred to as the “SEC”.

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

Current Market Environment

In the third quarter of 2026, our NBSK and NBHK pulp sales realizations were relatively flat compared to the second quarter of 2026 with pulp prices stable across all markets. This was primarily due to the impact of global supply constraints resulting from industry-wide curtailments and permanent closures, which were offset by weak overall demand and, in China, continued regional overcapacity.

In the third quarter of 2026, our lumber sales realizations modestly increased compared to the second quarter of 2026, primarily due to higher prices in the U.S. market driven by reduced supply. While supply also contracted in Europe, continued weak regional demand limited the positive impact on pricing in the market.

As of September 30, 2026, the third-party industry quoted NBSK pulp list prices in Europe and North America were approximately $1,615 per ADMT and $1,570 per ADMT, respectively, and the third-party industry quoted NBSK pulp net price in China was approximately $656 per ADMT. Prices for China are net of discounts, allowances and rebates.

In the fourth quarter of 2026, we currently expect NBSK pulp prices to increase modestly across our markets due to continued global supply constraints. For NBHK pulp, prices are expected to remain relatively steady.

FORM 10-Q

QUARTERLY REPORT - PAGE 29

We currently expect lumber prices to be relatively flat in the fourth quarter of 2026, as weak demand, driven by high interest rates and seasonal slowdowns, is offset by ongoing supply constraints. We anticipate pallet prices to remain flat in the fourth quarter due to continued weak economic conditions in Europe and mass timber prices to remain relatively steady.

Per unit fiber costs for the pulp and solid wood segments modestly decreased in the third quarter of 2026 compared to the second quarter of 2026. For the fourth quarter of 2026, per unit fiber costs for our German pulp mills are expected to increase slightly, driven by continued strong demand for wood as an energy source amid ongoing geopolitical conflicts, and reduced supply. Conversely, per unit fiber costs for our Canadian pulp mills are expected to decrease following renegotiation of Celgar’s supply contracts and improved supply, while sawmill per unit fiber costs are projected to remain flat.

Prepackaged Restructuring Pursuant to Restructuring Support Agreements

Mercer and one non-operating subsidiary of Mercer (each, a “Company Party”) intend to implement a comprehensive restructuring of the Company’s debt obligations and capital structure (the “Restructuring”) in accordance with the Restructuring Support Agreements (as defined below) with holders of (i)(a) approximately 85.3% of the aggregate outstanding principal amount of Mercer’s 12.875% Senior Notes due 2028 (the “2028 Senior Notes”) and (b) approximately 88.2% of the aggregate outstanding principal amount of Mercer’s 5.125% Senior Notes due 2029 (the “2029 Senior Notes” and, together with the 2028 Senior Notes, the “Senior Notes”), and (ii) approximately 50% of Mercer’s aggregate common stock (the “Existing Equity Interests”), pursuant to which such holders have committed, among other things, to vote in favor of the Plan (as defined below). The Restructuring is expected to be effectuated through a joint prepackaged plan of reorganization (the “Plan”) of Mercer and one non-operating subsidiary (the Company Parties that commence such cases, collectively, the “Debtors”) under voluntary cases (the “Chapter 11 Cases”) to be commenced under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code” and such chapter, “chapter 11”) in the United States Bankruptcy Court for the Southern District of Texas, Houston Division (the “Bankruptcy Court”). The Company does not expect any operational impact from the Restructuring and plans to continue to operate its business as usual and to serve customers and pay vendors and employees in the ordinary course of business, with the Debtors operating as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The Company expects to complete the Restructuring by the end of calendar year 2026. Mercer’s operating subsidiaries will not commence chapter 11 cases and will continue to operate their businesses as usual and in the ordinary course.

Pursuant to the Restructuring, holders of Senior Notes are expected to receive, among other things, their pro rata share of the takeback senior secured notes, 91.5% of new common stock and 56.5% of new convertible preferred stock (each subject to dilution), and the right to participate in a fully backstopped rights offering of $420.0 million (inclusive of $20.0 million of original issue discount but exclusive of the put option premium) of new senior secured notes. Holders of Existing Equity Interests are expected to receive their pro rata share of 8.5% of new common stock and 3.5% of new convertible preferred stock (each subject to dilution). General unsecured creditors are expected to be unimpaired under the Plan. See “– Sources and Uses of Funds – Restructuring Support Agreements”.

FORM 10-Q

QUARTERLY REPORT - PAGE 30

Summary Financial Highlights

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands, other than per share amounts)
Statement of Operations Data
Revenues from external customers
Pulp segment	$310,165	$339,038	$980,222	$1,052,426
Solid wood segment	128,643	117,234	394,588	357,222
Corporate and other	1,860	1,796	15,440	8,918
Total revenues	$440,668	$458,068	$1,390,250	$1,418,566

Pulp Segment Operating EBITDA(1)	$5,890	$(12,686)	$136	$26,924
Solid wood Segment Operating EBITDA(1)	(7,036)	(9,268)	(20,905)	(14,421)
Corporate and other	(1,705)	(6,123)	4,773	(14,373)
Operating EBITDA(2)	$(2,851)	$(28,077)	$(15,996)	$(1,870)

Net loss	$(59,206)	$(80,779)	$(187,180)	$(189,189)
Net loss per common share
Basic	$(0.88)	$(1.21)	$(2.79)	$(2.83)
Diluted	$(0.88)	$(1.21)	$(2.79)	$(2.83)
Common shares outstanding at period end	67,018	66,983	67,018	66,983

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
(2)
Operating EBITDA is a non-GAAP measure. See “Non-GAAP Financial Measures” for its description, limitations and why we consider it to be a useful measure. The following table provides a reconciliation of net loss to operating loss and Operating EBITDA for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Net loss	$(59,206)	$(80,779)	$(187,180)	$(189,189)
Income tax recovery	(10,991)	(14,777)	(32,581)	(15,909)
Interest expense	32,323	28,506	92,344	85,072
Other expenses (income)	(873)	(539)	(3,196)	766
Operating loss	(38,747)	(67,589)	(130,613)	(119,260)
Add: Depreciation and amortization	35,896	39,512	114,617	117,390
Operating EBITDA	$(2,851)	$(28,077)	$(15,996)	$(1,870)

FORM 10-Q

QUARTERLY REPORT - PAGE 31

Selected Production, Sales and Other Data

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Pulp Segment
Pulp production ('000 ADMTs)
NBSK	330.1	366.7	1,082.6	1,140.3
NBHK	76.4	92.0	245.5	234.4
Annual maintenance downtime ('000 ADMTs)	48.9	21.3	48.9	84.2
Annual maintenance downtime (days)	44	20	44	65
Pulp sales ('000 ADMTs)
NBSK	342.9	385.9	1,096.8	1,135.4
NBHK	78.5	67.0	245.7	222.1
Average NBSK pulp prices ($/ADMT)(1)
Europe	1,625	1,497	1,633	1,533
China	645	690	663	739
North America	1,570	1,700	1,570	1,758
Average NBHK pulp prices ($/ADMT)(1)
China	572	503	589	538
North America	1,535	1,203	1,456	1,261
Average pulp sales realizations ($/ADMT)(2)
NBSK	671	728	683	756
NBHK	601	528	590	559
Energy production ('000 MWh)	464.8	490.5	1,492.5	1,528.7
Energy sales ('000 MWh)	161.2	171.1	502.8	552.9
Average energy sales realizations ($/MWh)	154	98	129	97
Solid Wood Segment
Lumber
Production (MMfbm)	108.6	115.4	348.4	363.6
Sales (MMfbm)	116.0	110.2	328.5	361.8
Average sales realizations ($/Mfbm)	586	553	562	533
Energy
Production and sales ('000 MWh)	31.7	32.7	112.9	101.5
Average sales realizations ($/MWh)	161	150	150	138
Manufactured products(3)
Production ('000 m3)	8.7	9.2	27.8	24.1
Sales ('000 m3)	8.5	6.8	30.2	20.8
Average sales realizations ($/m3)	2,063	1,615	2,023	1,843
Pallets
Production ('000 units)	1,821.9	2,265.2	6,570.0	6,494.5
Sales ('000 units)	1,661.4	2,144.5	6,461.0	6,521.3
Average sales realizations ($/unit)	13	12	13	12
Biofuels(4)
Production ('000 tonnes)	35.7	33.3	108.4	103.1
Sales ('000 tonnes)	39.2	39.8	111.8	99.6
Average sales realizations ($/tonne)	310	256	314	246
Average Spot Currency Exchange Rates
$ / €(5)	1.1506	1.1685	1.1612	1.1196
$ / C$(5)	0.7146	0.7261	0.7221	0.7154

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
(5)
Average Federal Reserve Bank of New York Noon Buying Rates over the reporting period.

FORM 10-Q

QUARTERLY REPORT - PAGE 32

Consolidated – Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

Total revenues for the third quarter of 2026 decreased by approximately 4% to $440.7 million from $458.1 million in the same period of 2025 primarily as a result of lower pulp sales volumes and realizations. This decrease was partially offset by higher energy and solid wood products sales realizations.

Costs and expenses in the third quarter of 2026 decreased by approximately 9% to $479.4 million from $525.7 million in the same period of 2025. This decrease was primarily driven by lower pulp sales volumes and the benefits of our cost reduction initiatives, partially offset by higher per unit fiber and freight costs. In the third quarter of 2026, costs and expenses included a $13.0 million benefit from government grants recognized at our Peace River mill and a non-cash inventory impairment of $8.0 million primarily as a result of low pulp prices and high fiber costs. In the same period of 2025, costs and expenses included a non-cash inventory impairment of $20.4 million primarily as a result of lower pulp prices.

In the third quarter of 2026, cost of sales depreciation and amortization decreased by approximately 9% to $35.8 million from $39.4 million in the same period of 2025 primarily due to lower depreciable asset bases.

Selling, general and administrative expenses were relatively steady at $27.1 million in the third quarter of 2026 compared to $28.8 million in the same period of 2025.

In the third quarter of 2026, we had a positive foreign exchange impact of approximately $5.0 million on our operating loss compared to the same period of 2025. This positive impact was driven by the effect of a stronger dollar on our euro and Canadian dollar-denominated costs and expenses compared to the same quarter of 2025.

In the third quarter of 2026, our operating loss decreased to $38.7 million from $67.6 million in the same period of 2025. This decrease was primarily due to the government grants recognized at our Peace River mill, cost reduction initiatives and higher energy and solid wood products sales realizations. These positive impacts were partially offset by higher per unit fiber and freight costs and lower pulp sales realizations. In the third quarter of 2026, our operating loss included a non-cash inventory impairment of $8.0 million compared to $20.4 million in the same period of 2025.

Interest expense increased by approximately 13% to $32.3 million in the third quarter of 2026 from $28.5 million in the same period of 2025. This increase was primarily driven by higher credit facility borrowings and elevated interest rates on borrowings under the German joint revolving credit facility (the “German Facility”), pursuant to the terms of the waiver obtained in the second quarter of 2026.

In the third quarter of 2026, we had an income tax recovery of $11.0 million, or an effective tax rate of 16%, and in the same period of 2025, we had an income tax recovery of $14.8 million, or an effective tax rate of 15%. Our effective tax rates were different from the statutory rates of the jurisdictions in which we operate, as we do not recognize tax recoveries for certain entities from which we do not expect to realize a tax benefit.

In the third quarter of 2026, our net loss was $59.2 million, or $0.88 per share, compared to $80.8 million, or $1.21 per share, in the same period of 2025.

In the third quarter of 2026, Operating EBITDA improved to negative $2.9 million from negative $28.1 million in the same period of 2025. This improvement was primarily due to the government grants recognized at our Peace River mill, cost reduction initiatives and higher energy and solid wood products sales realizations. These positive impacts were partially offset by higher per unit fiber and freight costs and lower pulp sales realizations. In the third quarter of 2026, our Operating EBITDA included a non-cash inventory impairment of $8.0 million compared to $20.4 million in the same period of 2025.

Strategic Initiatives

In July 2026, we announced that our Torgau facility would undertake strategic actions designed to align its capacity and operational profile with current market conditions, including initiatives to streamline its organization and processes and adjustments to its product portfolio. These actions included an initial reduction of approximately 100 contractor positions in July 2026 and an overall workforce reduction of approximately 350 positions to be implemented in stages and expected to be completed in or about the second quarter of 2027.

FORM 10-Q

QUARTERLY REPORT - PAGE 33

Pulp Segment – Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

Selected Financial Information

	Three Months Ended September 30,
	2026	2025
	(in thousands)
Pulp revenues	$281,080	$318,622
Energy and chemical revenues	$29,085	$20,416
Segment Operating EBITDA(1)	$5,890	$(12,686)

(1)
Segment Operating EBITDA is a measure of segment profit or loss presented in our financial statements under GAAP. Refer to the segment information note in our consolidated financial statements for more information.

Pulp segment revenues, comprised of pulp, energy and chemical revenues, in the third quarter of 2026 decreased by approximately 8% to $310.2 million from $339.0 million in the same period of 2025 due to lower pulp revenues, partially offset by higher energy and chemicals revenues.

Pulp revenues in the third quarter of 2026 decreased by approximately 12% to $281.1 million from $318.6 million in the same period of 2025 as a result of lower sales volumes and realizations.

Energy and chemical revenues in the third quarter of 2026 increased by approximately 43% to $29.1 million from $20.4 million in the same period of 2025 primarily due to higher energy sales realizations.

Total pulp production in the third quarter of 2026 decreased by approximately 11% to 406,519 ADMTs from 458,708 ADMTs in the same period of 2025. This decrease was mainly due to more days of planned annual maintenance downtime, reduced production at our German pulp mills in response to high fiber prices and mechanical issues at our Celgar mill. In the third quarter of 2026, our pulp mills had 44 days of planned annual maintenance downtime (approximately 48,900 ADMTs). In the same quarter of 2025, our pulp mills had 32 days of downtime (approximately 35,700 ADMTs) which included 20 days of planned annual maintenance and 12 days of unplanned downtime at the Celgar mill.

We estimate that planned annual maintenance downtime in the third quarter of 2026 adversely impacted our Segment Operating EBITDA by approximately $34.1 million, comprised of approximately $22.6 million in direct out-of-pocket expenses and the balance in reduced production. Many of our competitors that report their financial results using International Financial Reporting Standards capitalize their direct costs of maintenance downtime.

In the fourth quarter of 2026, we currently expect a total of 18 days of planned annual maintenance downtime (approximately 23,000 ADMTs) at our pulp mills.

Following the planned annual maintenance downtime at our Rosenthal mill in the third quarter of 2026, the mill encountered effluent treatment issues during startup. To address these issues and as a precautionary measure, the mill proactively paused its restart process and wastewater discharge. After working closely with relevant authorities, wastewater discharge subsequently resumed and the mill restarted following 24 days of unplanned downtime in the fourth quarter of 2026.

Total pulp sales volumes in the third quarter of 2026 decreased by approximately 7% to 421,413 ADMTs from 452,840 ADMTs in the same period of 2025 primarily driven by reduced production.

In the third quarter of 2026, the third-party industry quoted average list price in North America and net price in China for NBSK pulp both decreased compared to the same period of 2025. The decrease was primarily due to weak demand driven by the current economic environment and, in China, an oversupplied paper market. In the third quarter of 2026, the third-party industry quoted average list price for NBSK pulp in Europe increased compared to the same period of 2025 but the benefit of the higher list price was mostly offset by increased customer discounts. Third-party industry quoted average list prices for NBSK pulp in Europe and North America were approximately $1,625 per ADMT and $1,570 per ADMT, respectively, in the third quarter of 2026, compared to approximately $1,497 per ADMT and $1,700 per ADMT, respectively, in the same period of 2025. The third-party industry quoted average net price for

FORM 10-Q

QUARTERLY REPORT - PAGE 34

NBSK pulp in China was approximately $645 per ADMT in the third quarter of 2026 compared to approximately $690 per ADMT in the same period of 2025. Prices quoted for China are net of discounts, allowances and rebates, whereas quoted prices for Europe and North America are before applicable discounts, allowances and rebates.

In the third quarter of 2026, the third-party industry quoted average list price in North America and net price in China for NBHK pulp both increased from the same period of 2025, primarily due to continued global supply constraints. The third-party industry quoted average list price for NBHK pulp in North America was approximately $1,535 per ADMT in the third quarter of 2026 compared to approximately $1,203 per ADMT in the same period of 2025. The third-party industry quoted average net price for NBHK pulp in China was approximately $572 per ADMT in the third quarter of 2026 compared to approximately $503 per ADMT in the same period of 2025.

Our average NBSK pulp sales realizations in the third quarter of 2026 decreased by approximately 8% to $671 per ADMT from $728 per ADMT in the same period of 2025. This decrease was primarily due to lower pricing in North America and China. In the third quarter of 2026, average NBHK pulp sales realizations increased by approximately 14% to $601 per ADMT from $528 per ADMT in the same period of 2025, driven by higher prices in all our markets.

In the third quarter of 2026, we had a positive foreign exchange impact of approximately $3.4 million on Segment Operating EBITDA compared to the same period of 2025. This positive impact was primarily due to the effect of a stronger dollar on our euro and Canadian dollar-denominated costs and expenses compared to the same quarter of 2025.

In the third quarter of 2026, we recorded a non-cash inventory impairment of $7.0 million as a result of low pulp prices and high fiber costs.

Costs and expenses in the third quarter of 2026 decreased by approximately 14% to $327.3 million from $378.6 million in the same period of 2025. This decrease was primarily driven by lower pulp sales volumes and the benefits of our cost reduction initiatives, partially offset by higher per unit fiber costs at our German mills. In the third quarter of 2026, costs and expenses included a $13.0 million benefit from government grants recognized at our Peace River mill and a non-cash inventory impairment of $7.0 million. In the same period of 2025, costs and expenses included a non-cash inventory impairment of $18.9 million.

Overall average per unit fiber costs in the third quarter of 2026 increased by approximately 7% compared to the same period of 2025 primarily due to higher costs in Germany. These higher costs were driven by reduced supply, and strong demand for wood as an energy source amid ongoing geopolitical conflicts. For the fourth quarter of 2026, per unit fiber costs for our German pulp mills are expected to slightly increase due to continued strong demand. For our Canadian pulp mills, per unit fiber costs are expected to decrease following renegotiation of Celgar’s supply contracts and improved supply.

Transportation costs for our pulp segment in the third quarter of 2026 increased by approximately 6% to $35.9 million from $33.8 million in the same period of 2025, driven by higher freight rates due to rising fuel costs.

In the third quarter of 2026, Segment Operating EBITDA for our pulp segment improved to positive $5.9 million from negative $12.7 million in the same period of 2025. This improvement was primarily due to government grants recognized at our Peace River mill, cost reduction initiatives and higher energy sales realizations. These positive impacts were partially offset by higher per unit fiber costs and lower pulp sales realizations. In the third quarter of 2026, Segment Operating EBITDA included a non-cash inventory impairment of $7.0 million compared to $18.9 million in the same period of 2025.

FORM 10-Q

QUARTERLY REPORT - PAGE 35

Solid Wood Segment – Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

Selected Financial Information

	Three Months Ended September 30,
	2026	2025
	(in thousands)
Lumber revenues	$68,004	$60,971
Manufactured products revenues(1)	$18,707	$12,171
Pallet revenues	$21,910	$26,650
Biofuels revenues(2)	$12,157	$10,183
Energy revenues	$5,099	$4,894
Wood residuals revenues	$2,766	$2,365
Segment Operating EBITDA(3)	$(7,036)	$(9,268)

(1)
Manufactured products primarily include CLT and glulam.
(2)
Biofuels include pellets and briquettes.
(3)
Segment Operating EBITDA is a measure of segment profit or loss presented in our financial statements under GAAP. Refer to the segment information note in our consolidated financial statements for more information.

Solid wood segment revenues in the third quarter of 2026 increased by approximately 10% to $128.6 million from $117.2 million in the same period of 2025 as a result of higher revenue from all product categories except for pallets.

In the third quarter of 2026, lumber revenues increased by approximately 11% to $68.0 million from $61.0 million in the same period of 2025 as a result of higher sales realizations and volumes.

In the third quarter of 2026, manufactured products revenues increased by approximately 53% to $18.7 million from $12.2 million in the same period of 2025 driven by higher sales realizations and volumes.

Pallet revenues in the third quarter of 2026 decreased by approximately 18% to $21.9 million from $26.7 million in the same period of 2025 due to lower sales volumes partially offset by higher sales realizations.

Biofuels, energy and wood residuals revenues in the third quarter of 2026 increased by approximately 15% to $20.0 million from $17.4 million in the same period of 2025 due to higher sales realizations.

Lumber production in the third quarter of 2026 decreased by approximately 6% to 108.6 MMfbm from 115.4 MMfbm in the same period of 2025 as a result of lower operating rates in response to high fiber prices.

Lumber sales volumes in the third quarter of 2026 increased by approximately 5% to 116.0 MMfbm from 110.2 MMfbm in the same period of 2025 driven by the timing of sales.

Average lumber sales realizations in the third quarter of 2026 increased by approximately 6% to $586 per Mfbm from $553 per Mfbm in the same period of 2025 primarily due to supply constraints. The U.S. market accounted for approximately 56% of our lumber revenues and approximately 49% of our lumber sales volumes in the third quarter of 2026. The balance of our lumber sales were mainly to Europe.

Manufactured products sales realizations increased by approximately 28% to $2,063 per m3 in the third quarter of 2026 from $1,615 per m3 in the same period of 2025 driven by a shift in mass timber construction activity toward higher-value projects.

Fiber costs were approximately 80% of our lumber cash production costs in the third quarter of 2026. In the third quarter of 2026, per unit fiber costs for lumber production increased by approximately 15% compared to the same period of 2025 due to reduced supply and strong demand. For the fourth quarter of 2026, we currently expect per unit fiber costs to remain flat.

FORM 10-Q

QUARTERLY REPORT - PAGE 36

Transportation costs for our solid wood segment in the third quarter of 2026 increased by approximately 20% to $15.7 million from $13.1 million in the same period of 2025 primarily as a result of higher freight rates due to rising fuel costs.

In the third quarter of 2026, Segment Operating EBITDA for the solid wood segment improved to negative $7.0 million from negative $9.3 million in the same period of 2025. This improvement primarily resulted from higher sales realizations for all our products and the benefits of our cost reduction initiatives, partially offset by higher per unit fiber and freight costs.

Consolidated – Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

Total revenues for the nine months ended September 30, 2026 were relatively steady at $1,390.3 million compared to $1,418.6 million in the same period of 2025 as lower pulp sales realizations and volumes were mostly offset by higher energy and solid wood products sales realizations.

Costs and expenses in the nine months ended September 30, 2026 were relatively flat at $1,520.9 million compared to $1,537.8 million in the same period of 2025. The decrease in costs and expenses from lower planned annual maintenance downtime, cost reduction initiatives and lower pulp sales volumes was mostly offset by higher per unit fiber and freight costs and the negative foreign exchange impact from a weaker dollar. In the nine months ended September 30, 2026, costs and expenses included a $13.0 million benefit from government grants recognized at our Peace River mill and inventory impairment charges of $59.0 million primarily as a result of low pulp prices and high fiber costs. In the same period of 2025, costs and expenses included inventory impairment charges of $31.4 million against pulp inventory.

In the nine months ended September 30, 2026, cost of sales depreciation and amortization was relatively steady at $114.4 million compared to $117.2 million in the same period of 2025.

Selling, general and administrative expenses in the nine months ended September 30, 2026 were relatively flat at $87.2 million compared to $89.0 million in the same period of 2025.

In the nine months ended September 30, 2026, we had a negative foreign exchange impact of approximately $10.4 million on our operating loss compared to the same period of 2025. This negative impact was primarily due to the effect of a weaker dollar on our euro and Canadian dollar-denominated costs and expenses.

In the nine months ended September 30, 2026, our operating loss increased to $130.6 million from $119.3 million in the same period of 2025. This increase was primarily due to higher per unit fiber and freight costs and lower pulp sales realizations. These adverse effects were partially offset by the impact of lower planned annual maintenance downtime, cost reduction initiatives, higher energy and solid wood products sales realizations and the government grants recognized at our Peace River mill. In the nine months ended September 30, 2026, our operating loss included inventory impairment charges of $59.0 million compared to $31.4 million in the same period of 2025.

Interest expense in the nine months ended September 30, 2026 increased by approximately 8% to $92.3 million from $85.1 million in the same period of 2025. This increase was primarily driven by higher credit facility borrowings and elevated interest rates on borrowings under the German Facility, pursuant to the terms of the waiver obtained in the second quarter of 2026.

In the nine months ended September 30, 2026, other income was $3.2 million compared to other expenses of $0.8 million in the same period of 2025. Other income in the nine months ended September 30, 2026 primarily consisted of interest earned on cash. In the same period of 2025, other expenses primarily consisted of foreign exchange losses on the revaluation of dollar denominated cash held at our operations mostly offset by interest earned on cash.

During the nine months ended September 30, 2026, we had an income tax recovery of $32.6 million, or an effective tax rate of 15%, and in the same period of 2025, we had an income tax recovery of $15.9 million, or an effective tax rate of 8%. Our effective tax rates were different from the statutory rates of the jurisdictions in which we operate as we do not recognize tax recoveries for certain entities from which we do not expect to realize a tax benefit.

In the nine months ended September 30, 2026, our net loss was $187.2 million, or $2.79 per share, compared to $189.2

FORM 10-Q

QUARTERLY REPORT - PAGE 37

million, or $2.83 per share, in the same period of 2025.

In the nine months ended September 30, 2026, Operating EBITDA decreased to negative $16.0 million from negative $1.9 million in the same period of 2025. This decrease was primarily due to higher per unit fiber and freight costs and lower pulp sales realizations. These adverse effects were partially offset by the impact of lower planned annual maintenance downtime, cost reduction initiatives, higher energy and solid wood products sales realizations and the government grants recognized at our Peace River mill. In the nine months ended September 30, 2026, our Operating EBITDA included inventory impairment charges of $59.0 million compared to $31.4 million in the same period of 2025.

Pulp Segment – Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

Selected Financial Information

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Pulp revenues	$903,590	$989,291
Energy and chemical revenues	$76,632	$63,135
Segment Operating EBITDA(1)	$136	$26,924

(1)
Segment Operating EBITDA is a measure of segment profit or loss presented in our financial statements under GAAP. Refer to the segment information note in our consolidated financial statements for more information.

Pulp segment revenues, comprised of pulp, energy and chemical revenues, in the nine months ended September 30, 2026 decreased by approximately 7% to $980.2 million from $1,052.4 million in the same period of 2025 primarily due to lower pulp revenues.

Pulp revenues in the nine months ended September 30, 2026 decreased by approximately 9% to $903.6 million from $989.3 million in the same period of 2025, primarily as a result of lower sales realizations and volumes.

Energy and chemical revenues in the nine months ended September 30, 2026 increased by approximately 21% to $76.6 million from $63.1 million in the same period of 2025, primarily due to higher energy sales realizations.

Total pulp production in the nine months ended September 30, 2026 modestly decreased to 1,328,005 ADMTs from 1,374,734 ADMTs in the same period of 2025. This decrease was mainly due to reduced production at our German pulp mills in response to high fiber prices and mechanical issues at our Celgar mill, partially offset by fewer days of planned annual maintenance downtime compared to the same period in 2025. In the nine months ended September 30, 2026, our pulp mills had 44 days of planned annual maintenance downtime (approximately 48,900 ADMTs) compared to 65 days (approximately 84,200 ADMTs) in the same period of 2025.

Total pulp sales volumes in the nine months ended September 30, 2026 remained relatively flat at 1,342,442 ADMTs compared to 1,357,450 ADMTs in the same period of 2025.

In the nine months ended September 30, 2026, the third-party industry quoted average list price in North America and net price in China for NBSK pulp both decreased compared to the same period of 2025. The decrease was primarily due to weak demand driven by the current economic environment and, in China, an oversupplied paper market. In the nine months ended September 30, 2026, the third-party industry quoted average list price for NBSK pulp in Europe increased compared to the same period of 2025 but the benefit of the higher list price was mostly offset by increased customer discounts. Third-party industry quoted average list prices for NBSK pulp in Europe and North America were approximately $1,633 per ADMT and $1,570 per ADMT, respectively, in the nine months ended September 30, 2026 compared to approximately $1,533 per ADMT and $1,758 per ADMT, respectively, in the same period of 2025. The third-party industry quoted average net price for NBSK pulp in China was approximately $663 per ADMT in the nine months ended September 30, 2026 compared to approximately $739 per ADMT in the same period of 2025. Prices quoted for China are net of discounts, allowances and rebates, whereas quoted prices for Europe and North America are before applicable discounts, allowances and rebates.

FORM 10-Q

QUARTERLY REPORT - PAGE 38

In the nine months ended September 30, 2026, the third-party industry quoted average list price in North America and net price in China for NBHK pulp both increased from the same period of 2025, primarily due to global supply constraints. The third-party industry quoted average list price for NBHK pulp in North America was approximately $1,456 per ADMT in the nine months ended September 30, 2026 compared to approximately $1,261 per ADMT in the same period of 2025. The third-party industry quoted average net price for NBHK pulp in China was approximately $589 per ADMT in the nine months ended September 30, 2026 compared to approximately $538 per ADMT in the same period of 2025.

Our average NBSK pulp sales realizations in the nine months ended September 30, 2026 decreased by approximately 10% to $683 per ADMT from $756 per ADMT in the same period of 2025. This decrease was primarily due to lower pricing in North America and China. In the nine months ended September 30, 2026, average NBHK pulp sales realizations increased by approximately 6% to $590 per ADMT from $559 per ADMT in the same period of 2025 driven by higher prices in all our markets.

In the nine months ended September 30, 2026, we had a negative foreign exchange impact of approximately $3.7 million on Segment Operating EBITDA compared to the same period of 2025, primarily due to the effect of a weaker dollar on our euro and Canadian dollar-denominated costs and expenses partially offset by foreign exchange gains on the revaluation of dollar-denominated accounts receivable held at our operations as the dollar strengthened relative to the euro and Canadian dollar as of September 2026.

In the nine months ended September 30, 2026, we recorded inventory impairment charges of $55.0 million primarily as a result of low pulp prices and high fiber costs.

Costs and expenses in the nine months ended September 30, 2026 decreased by approximately 5% to $1,057.1 million from $1,108.3 million in the same period of 2025. This decrease was primarily driven by the impact of lower planned annual maintenance downtime, lower pulp sales volumes and the benefits of our cost reduction initiatives, partially offset by higher per unit fiber costs. In the nine months ended September 30, 2026, costs and expenses included $13.0 million of government grants recognized at our Peace River mill and inventory impairment charges of $55.0 million. In the same period of 2025, costs and expenses included inventory impairment charges of $29.9 million.

Overall average per unit fiber costs in the nine months ended September 30, 2026 increased by approximately 14% compared to the same period of 2025, primarily due to reduced supply in Germany and Canada, as well as strong demand for wood as an energy source in Germany.

Transportation costs for our pulp segment in the nine months ended September 30, 2026 increased by approximately 8% to $110.2 million from $102.2 million in the same period of 2025 primarily due to higher freight rates driven by rising fuel costs.

In the nine months ended September 30, 2026, Segment Operating EBITDA for the pulp segment decreased to $0.1 million from $26.9 million in the same period of 2025. This decrease primarily resulted from lower pulp sales realizations and higher per unit fiber costs. These adverse effects were partially offset by the impact of lower planned annual maintenance downtime, cost reduction initiatives and the government grants recognized at our Peace River mill. In the nine months ended September 30, 2026, Segment Operating EBITDA included inventory impairment charges of $55.0 million compared to $29.9 million in the same period of 2025.

FORM 10-Q

QUARTERLY REPORT - PAGE 39

Solid Wood Segment – Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

Selected Financial Information

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Lumber revenues	$184,738	$192,689
Manufactured products revenues(1)	$65,569	$43,413
Pallet revenues	$83,678	$76,413
Biofuels revenues(2)	$35,061	$24,502
Energy revenues	$16,993	$14,002
Wood residuals revenues	$8,549	$6,203
Segment Operating EBITDA(3)	$(20,905)	$(14,421)

(1)
Manufactured products primarily include CLT and glulam.
(2)
Biofuels include pellets and briquettes.
(3)
Segment Operating EBITDA is a measure of segment profit or loss presented in our financial statements under GAAP. Refer to the segment information note in our consolidated financial statements for more information.

Solid wood segment revenues in the nine months ended September 30, 2026 increased by approximately 10% to $394.6 million from $357.2 million in the same period of 2025 as a result of higher revenue from all product categories except for lumber.

Lumber revenues in the nine months ended September 30, 2026 modestly decreased to $184.7 million from $192.7 million in the same period of 2025 due to lower sales volumes partially offset by higher sales realizations.

In the nine months ended September 30, 2026, manufactured products revenues increased by approximately 51% to $65.6 million from $43.4 million in the same period of 2025 due to higher sales volumes and realizations.

Pallet revenues in the nine months ended September 30, 2026 increased by approximately 10% to $83.7 million from $76.4 million in the same period of 2025 driven by higher sales realizations.

Biofuels, energy and wood residuals revenues in the nine months ended September 30, 2026 increased by approximately 36% to $60.6 million from $44.7 million in the same period of 2025 primarily as a result of higher sales realizations.

Lumber production in the nine months ended September 30, 2026 decreased by approximately 4% to 348.4 MMfbm from 363.6 MMfbm in the same period of 2025 due to fiber supply constraints.

Lumber sales volumes in the nine months ended September 30, 2026 decreased by approximately 9% to 328.5 MMfbm from 361.8 MMfbm in the same period of 2025, as a result of the timing of sales and lower production.

Average lumber sales realizations in the nine months ended September 30, 2026 increased by approximately 5% to $562 per Mfbm from $533 per Mfbm in the same period of 2025 driven by supply constraints. The U.S. market accounted for approximately 50% of our lumber revenues and approximately 45% of our lumber sales volumes in the nine months ended September 30, 2026. The balance of our lumber sales was mainly to Europe.

Manufactured products sales realizations increased by approximately 10% to $2,023 per m3 in the nine months ended September 30, 2026 from $1,843 per m3 in the same period of 2025, driven by a shift in mass timber construction activity toward higher-value projects.

Fiber costs were approximately 80% of our lumber cash production costs in the nine months ended September 30, 2026. During this period, per unit fiber costs for lumber production increased by approximately 28% compared to the same period of 2025 due to reduced supply and strong demand.

FORM 10-Q

QUARTERLY REPORT - PAGE 40

Transportation costs for our solid wood segment in the nine months ended September 30, 2026 increased by approximately 18% to $46.9 million from $39.8 million in the same period of 2025 as a result of higher freight rates due to rising fuel costs.

In the nine months ended September 30, 2026, Segment Operating EBITDA for the solid wood segment was negative $20.9 million compared to negative $14.4 million in the same period of 2025. This decrease primarily resulted from higher per unit fiber and freight costs, partially offset by higher sales realizations for all our products and the benefits of our cost reduction initiatives.

Liquidity and Capital Resources

On November 2, 2026, we entered into restructuring support agreements (the “RSAs”) with holders of more than 87% of the aggregate outstanding principal amount of our Senior Notes, including the members of an ad hoc group of noteholders (the “Ad Hoc Group”), and with holders of a majority of the outstanding shares of our common stock. The RSAs set out the terms of a comprehensive recapitalization of the Company (the “Recapitalization”) that is expected to significantly reduce Mercer’s debt, extend its maturity runway and provide substantial new liquidity.

For additional information regarding the RSAs, see Notes 1 and 6 to our consolidated financial statements and “Sources and Uses of Funds – Restructuring Support Agreements”.

Summary of Cash Flows

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Net cash used in operating activities	$(120,774)	$(37,569)
Net cash used in investing activities	(30,815)	(70,246)
Net cash from financing activities	41,842	26,932
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,051)	(5,940)
Net decrease in cash, cash equivalents and restricted cash	$(110,798)	$(86,823)

We operate in a cyclical industry and our operating cash flows vary accordingly. Our principal operating cash expenditures are for production costs, such as fiber, chemicals, and energy costs, and other material operating costs for maintenance, freight, and labor. Historically, we have met our liquidity needs principally from cash on hand, cash flow from operations, and, if needed, external borrowings, including borrowings under revolving credit facilities and issuances of debt securities. In addition, the Recapitalization contemplated by the RSAs is designed to establish a sustainable capital structure and support our ongoing liquidity.

Working capital levels fluctuate throughout the year and are affected by maintenance downtime, changing sales patterns, seasonality, and the timing of receivables and sales, and the payment of payables and expenses.

Cash Flows from (used in) Operating Activities. In the nine months ended September 30, 2026, cash used in operating activities was $120.8 million compared to $37.6 million in the same period of 2025. A decrease in accounts receivable provided cash of $9.8 million in the nine months ended September 30, 2026 and $25.0 million in the same period of 2025. Adjusting for inventory impairments of $59.0 million, an increase in inventories used cash of $85.2 million in the nine months ended September 30, 2026. Adjusting for inventory impairments of $31.4 million, an increase in inventories used cash of $4.0 million in the same period of 2025. An increase in accounts payable and accrued expenses provided cash of $1.7 million in the nine months ended September 30, 2026 and $13.2 million in the same period of 2025. An increase in prepaid expenses and other used cash of $2.9 million in the nine months ended September 30, 2026 and $34.1 million in the same period of 2025.

Cash Flows from (used in) Investing Activities. In the nine months ended September 30, 2026, investing activities used cash of $30.8 million. In the nine months ended September 30, 2026, we incurred $38.7 million of capital expenditures primarily related to lime kiln improvement and other strategic projects at our Stendal mill, upgrades to the digester evaporator at our Rosenthal mill, and maintenance projects across all mills and facilities. In the nine months ended September 30, 2026, we received $6.0 million in government grants for capital projects at our Stendal

FORM 10-Q

QUARTERLY REPORT - PAGE 41

and Rosenthal mills.

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

Cash Flows from (used in) Financing Activities. In the nine months ended September 30, 2026, financing activities provided cash of $41.8 million. In the nine months ended September 30, 2026, we borrowed approximately $55.7 million under our revolving credit facilities and received $6.0 million in repayable government contributions at our Peace River mill.

In the nine months ended September 30, 2025, financing activities provided cash of $26.9 million. In the nine months ended September 30, 2025, we borrowed approximately $46.6 million under our revolving credit facilities and we paid dividends of $10.0 million.

Balance Sheet Data

The following table is a summary of selected financial information as of the dates indicated:

	September 30, 2026	December 31, 2025
	(in thousands)
Cash and cash equivalents	$71,007	$186,805
Working capital(1)	$139,174	$582,176
Total assets	$1,815,850	$2,041,420
Current liabilities(1)	$614,974	$283,626
Long-term liabilities(1)	$1,359,081	$1,689,734
Total shareholders’ equity (deficit)	$(158,205)	$68,060

(1)
As of September 30, 2026, the Canadian joint revolving credit facility (the “Canadian Facility”) and German Facility were classified as current liabilities, reflecting their respective maturities in January 2027 and September 2027.

Sources and Uses of Funds

Our principal sources of funds are cash flows from operations, cash and cash equivalents on hand and available capital from financing activities. Our principal uses of funds consist of operating expenditures, capital expenditures and interest payments on our Senior Notes.

The following table sets out our total capital expenditures and interest expense for the periods indicated:

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Capital expenditures	$38,674	$74,430
Cash paid for interest expense(1)	$81,716	$79,200
Interest expense(2)	$92,344	$85,072

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

FORM 10-Q

QUARTERLY REPORT - PAGE 42

As of September 30, 2026, we had cash and cash equivalents of $71.0 million. After taking into account the waiver obtained on May 4, 2026 and the €70 million reduction in borrowing capacity thereunder (see “Debt Covenants”), we had approximately $72.5 million available under our revolving credit facilities, bringing aggregate liquidity to approximately $143.5 million as of September 30, 2026.

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

Restructuring Support Agreements

The RSAs provide for the following principal terms, among others:

•
New money rights offering: Holders of Senior Notes will have the right to purchase their pro rata share of $420.0 million aggregate principal amount of new senior secured notes (the “New Money Senior Secured Notes”), inclusive of $20.0 million of original issue discount, for aggregate cash proceeds of $400.0 million, subject to the terms of the RSAs (the “Rights Offering”). Each participant in the Rights Offering that exercises its rights will also receive their pro rata share of 40.0% of the new common stock and 40.0% of the new convertible preferred stock.
•
Full backstop: The Rights Offering is fully backstopped by certain members of the Ad Hoc Group, subject to the terms of a backstop commitment letter.
•
Senior Notes: Holders of Senior Notes will receive their pro rata share of (i) 91.5% of the new common stock (subject to dilution by the management incentive plan, the new common stock issued in the Rights Offering, and the conversion of the new convertible preferred stock), (ii) 56.5% of the new convertible preferred stock, (iii) $150.0 million of new takeback senior secured notes and (iv) the rights to participate in the Rights Offering.
•
New senior secured notes: The New Money Senior Secured Notes, as well as $150.0 million of takeback notes and $56.0 million of put option notes, will (i) be issued under a single new indenture, (ii) mature four years and 364 days after issuance and (iii) have no scheduled amortization. For the first two years after issuance, we may elect to pay interest substantially in kind, preserving cash for the business.
•
Existing shareholders: Holders of existing common stock will receive their pro rata share of 8.5% of the new common stock and 3.5% of the new convertible preferred stock, in each case subject to dilution only by the management incentive plan and conversion of the new convertible preferred stock. Existing common stock will be cancelled when the plan of reorganization becomes effective.
•
New convertible preferred stock: The reorganized Company will issue $325.0 million of new convertible preferred stock, with dividends payable in kind and convertible into new common stock, on the terms set out in the RSAs.
•
Trade and other unsecured creditors: Trade claims and other general unsecured claims are unimpaired and are to be paid in full on the effective date of the plan of reorganization or in the ordinary course of business.

On the effective date of the Plan, the reorganized Company will enter into a new asset-based revolving credit facility, which may be implemented through a global facility or one or more regional facilities (the “New ABL Facility”), in an aggregate principal amount of up to $300.0 million, reduced by the principal amount the lenders under the Canadian Facility agree to reinstate, extend or provide under a new or amended facility. We will use best efforts to negotiate an amendment to the credit agreement governing the Canadian Facility extending its maturity by five years (the “Canadian Facility Amendment”), although neither the execution nor the consummation of the Canadian Facility Amendment is a condition to the Recapitalization. Subject to any Canadian Facility Amendment, indebtedness under the Canadian Facility will be reduced by at least $41.0 million on the effective date of the Plan. The German Facility will be repaid in full and terminated, and any outstanding letters of credit thereunder will be either transferred to the New ABL Facility or cash collateralized. Our demand loan facility and Canadian standby letter of credit facility are expected to remain unchanged and outstanding or to receive such other treatment as is reasonably agreed to by the Company Parties, the required Consenting Senior Noteholders and the holder of the applicable facility.

FORM 10-Q

QUARTERLY REPORT - PAGE 43

The foregoing is a summary only. The RSAs have been filed as Exhibits 10.1 and 10.2 to our Current Report on Form 8-K dated November 2, 2026, and investors should refer to those documents for further information, including their complete terms.

As previously announced, we elected not to make the approximately $25.8 million interest payment due October 1, 2026 on our 2028 Senior Notes and instead elected to utilize the 30-day grace period provided under the indenture governing the 2028 Senior Notes, the use of which did not constitute an event of default under the indenture. On October 30, 2026, following receipt of consents from holders of at least a majority in aggregate principal amount of the outstanding 2028 Senior Notes, we entered into a Second Supplemental Indenture with Computershare Trust Company, N.A., as trustee, to the indenture governing the 2028 Senior Notes, which extends the grace period for the payment of interest due on the 2028 Senior Notes from 30 calendar days to 90 calendar days.

Going Concern

As described in Note 1 to our consolidated financial statements, substantial doubt exists about the Company’s ability to continue as a going concern due to the inherent uncertainties of the chapter 11 process and securing court confirmation. The Company’s ability to continue as a going concern depends on executing the Plan and emerging from bankruptcy, which remains subject to Bankruptcy Court confirmation, among other conditions. Management currently believes the Company will be able to emerge from bankruptcy and continue to operate as a viable going concern thereafter. However, management can provide no assurance that the Plan will be confirmed by the Bankruptcy Court and the transactions contemplated by the RSAs will be consummated. If the Plan is not confirmed or consummated, the Company may be required to pursue alternative restructuring transactions on less favorable terms, which could include a non-prepackaged chapter 11 case or liquidation.

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

Pursuant to the Waiver, the lenders under our German Facility waived the requirement to comply with the leverage ratio financial covenant for the first three fiscal quarters of 2026. The Waiver also modified certain covenants, including limiting utilization of the German Facility to €300 million while the leverage ratio exceeds 2.00:1.00, limiting drawdown requests for incremental borrowings to €20 million (until certain liquidity forecasts are provided), requiring average liquidity of the Company and its subsidiaries of US$30 million (tested monthly and measured over a rolling 13-week period), restricting capital expenditures of the German borrowers and their subsidiaries to €60 million for fiscal year 2026 without agent consent, and restricting distributions by the German borrowers to the Company until September 30, 2026 (subject to limited exceptions). The interest rate margin under the German Facility was modified to a range of 2.50% to 4.25% based on specified leverage ratio levels. The Waiver also provides, among other things, for a grant of security over certain assets of the German borrowers and guarantors, includes certain reporting requirements and creates additional events of default such as cross-defaults to certain of our other indebtedness, including our outstanding Senior Notes and Canadian Facility. Further information regarding the Waiver is set forth in our Current Report on Form 8-K dated May 7, 2026, and the Waiver is included as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

The Waiver gives us the opportunity to pursue and implement measures and solutions to enhance our liquidity and financial condition in the current economic environment. To this end, we entered into the RSAs with key stakeholders and initiated the Recapitalization. As of September 30, 2026, we were in compliance with the terms of our other debt agreements and the Waiver does not trigger any cross-default provisions under those agreements. While non-compliance with the leverage ratio financial covenant addressed pursuant to the Waiver did not and does not trigger any cross-default provisions under our Senior Notes or Canadian Facility, an unwaived breach with respect to the quarter ending December 31, 2026, prior to court confirmation of the Plan, could lead to a default and subsequent cross-defaults if the lenders under the German Facility exercise their acceleration rights.

FORM 10-Q

QUARTERLY REPORT - PAGE 44

Following confirmation by the Bankruptcy Court of the Plan and the transactions contemplated by the RSAs, we expect to meet our ongoing liquidity needs through a combination of internal cash generation and access to the debt and equity capital markets.

Contractual Obligations and Commitments

There were no material changes outside the ordinary course to any of our material contractual obligations during the nine months ended September 30, 2026. On November 2, 2026, we entered into the RSAs and the transactions contemplated thereby, as described under “Sources and Uses of Funds – Restructuring Support Agreements”.

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

As a result of a stronger dollar versus the euro and Canadian dollar as of September 30, 2026, during the nine months ended September 30, 2026, we recorded a non-cash decrease of $38.1 million in the carrying value of our net assets denominated in euros and Canadian dollars, consisting primarily of our property, plant and equipment. This non-cash decrease does not affect our net loss, Operating EBITDA or cash but is reflected in our other comprehensive income (loss) and as a decrease to our total equity. As a result, our accumulated other comprehensive loss increased to $126.7 million.

Based upon the exchange rate as of September 30, 2026, the dollar was approximately 3% stronger against the Canadian dollar and the euro since December 31, 2025. See “Quantitative and Qualitative Disclosures about Market Risk”.

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

In February 2026, S&P downgraded its rating on our Senior Notes to CCC+ and in May 2026, Fitch downgraded its rating on our Senior Notes to CCC. In July 2026, Moody’s downgraded its rating on our Senior Notes from Caa2 to Ca and confirmed its outlook as stable.

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

FORM 10-Q

QUARTERLY REPORT - PAGE 45

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

QUARTERLY REPORT - PAGE 46

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
•
we are subject to risks and uncertainties associated with the RSAs and the Chapter 11 Cases, including that the Plan may not be confirmed or consummated on the anticipated terms or timeline, or at all, that the RSAs may be terminated, and that our existing shareholders will experience substantial dilution;
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

FORM 10-Q

QUARTERLY REPORT - PAGE 47

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

FORM 10-Q

QUARTERLY REPORT - PAGE 48

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

QUARTERLY REPORT - PAGE 49

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

FORM 10-Q

QUARTERLY REPORT - PAGE 50

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Mercer and one non-operating subsidiary of Mercer intend to implement a comprehensive restructuring of the Company’s debt obligations and capital structure in accordance with the RSAs. The restructuring is expected to be effectuated through a joint prepackaged plan of reorganization of Mercer and one non-operating subsidiary under voluntary cases to be commenced under chapter 11 of title 11 of the United States Code in the United States Bankruptcy Court for the Southern District of Texas, Houston Division. See “–Results of Operations – Prepackaged Restructuring Pursuant to Restructuring Support Agreements ”. We are also subject to routine litigation incidental to our business, including that which is described in our latest annual report on Form 10-K for the fiscal year ended December 31, 2025. We do not believe that the outcome of such routine litigation will have a material adverse effect on our business or financial condition.

ITEM 1A. RISK FACTORS

Except as set forth below, there have been no material changes to the factors disclosed in “Item 1A. Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2025 and in our quarterly reports on Form 10-Q for the quarters ended March 31, 2026 and June 30, 2026.

Risks Related to our Debt

We are subject to risks and uncertainties associated with our Chapter 11 Cases and the RSAs, and the Plan may not be confirmed or consummated on the anticipated terms or timeline, or at all.

We and one of our non-operating subsidiaries intend to commence voluntary cases under chapter 11 of the Bankruptcy Code to pursue confirmation of a prepackaged plan of reorganization implementing the terms of the RSAs. Although we entered into RSAs with holders of more than 87% of the aggregate outstanding principal amount of our Senior Notes and a majority of the outstanding shares of our common stock, there can be no assurance that the Bankruptcy Court will confirm the Plan, that the conditions to its effectiveness will be satisfied, or that the RSAs will not be terminated in accordance with their terms. If the Plan is not confirmed or consummated, we may be required to pursue alternative restructuring transactions on less favorable terms, which could include a non-prepackaged chapter 11 case or liquidation.

The pendency of the Chapter 11 Cases may adversely affect our relationships with customers, suppliers, employees and other third parties, divert management’s attention from operations, and result in significant professional fees and other costs. During the Chapter 11 Cases, transactions outside the ordinary course of business will require Bankruptcy Court approval, which may limit our ability to respond to business opportunities and market conditions.

Upon consummation of the Plan, holders of our Senior Notes are expected to receive approximately 91.5% of our newly issued common shares, subject to dilution, together with convertible preferred shares, new senior secured notes and subscription rights. As a result, our existing shareholders will experience substantial dilution, and the trading price of our common stock may be volatile or decline significantly. Following emergence, we will continue to have significant indebtedness, including the new senior secured notes, borrowings under the New ABL Facility of up to $300.0 million (reduced by any amount the lenders under our Canadian Facility agree to reinstate, extend or provide), any reinstated or amended Canadian Facility, and convertible preferred shares expected to be classified as a liability, which could limit our flexibility and adversely affect our financial condition, results of operations and liquidity.

If the Plan is not consummated before the extended grace period under the indenture governing our 2028 Senior Notes expires, an event of default could occur, which could result in the acceleration of our indebtedness.

Under the Second Supplemental Indenture entered into on October 30, 2026, the grace period for the payment of the approximately $25.8 million of interest due October 1, 2026 on our 2028 Senior Notes was extended from 30 calendar days to 90 calendar days. If the Plan is not consummated, and the interest is not paid, before the extended grace period expires, an event of default would occur under the indenture governing the 2028 Senior Notes. Such an event of default could permit the trustee or holders to accelerate the 2028 Senior Notes and could trigger cross-defaults or

FORM 10-Q

QUARTERLY REPORT - PAGE 51

cross-acceleration under our other indebtedness, including our 2029 Senior Notes, the German Facility and the Canadian Facility, any of which would materially adversely affect our liquidity and financial condition.

Our common stock is expected to be delisted from Nasdaq and will be cancelled under the Plan.

We expect that Nasdaq will delist our existing common stock following the commencement of the Chapter 11 Cases. Delisting would likely reduce the liquidity and trading price of our common stock and could limit our ability to raise capital. Under the Plan, our existing common stock will be cancelled on the effective date of the Plan, and holders will receive only their pro rata share of 8.5% of the new common stock and 3.5% of the new convertible preferred stock, subject to dilution. Although we intend to apply to list the new common stock on Nasdaq or another national securities exchange on or after the effective date of the Plan, there can be no assurance that the new common stock will be approved for listing or that an active trading market will develop.

There is substantial doubt about our ability to continue as a going concern.

Our consolidated financial statements as of and for the period ended September 30, 2026 have been prepared assuming we will continue as a going concern. However, as described in Note 1 to our consolidated financial statements and under “Liquidity and Capital Resources – Going Concern” in Part I, Item 2 of this report, conditions and events exist that raise substantial doubt about our ability to continue as a going concern for the one-year period from the date of this report. The substantial doubt about our ability to continue as a going concern may affect the price of our common stock and our credit ratings, may negatively impact relationships with third parties with whom we do business, including customers, vendors and lenders, and may impact our ability to raise additional capital or implement our business plan.

Investors should also review the risk factors under “Item 1A. Risk Factors - Risks Related to our Debt” in our Form 10-K for the fiscal year ended December 31, 2025, which remain applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.
FORM 10-Q

QUARTERLY REPORT - PAGE 52

ITEM 6. EXHIBITS

Exhibit No.	Description

10.1 10.2 10.3 31.1

Waiver and Consent Request Letter dated May 4, 2026 among Mercer Rosenthal GmbH, Mercer Timber Products GmbH, Mercer Stendal GmbH, Mercer Holz GmbH, Mercer Europe GmbH, Mercer Stendal Logistik GmbH, Mercer Timber Products Stendal GmbH and Mercer Torgau GmbH & Co. KG, as borrowers, Mercer Pulp Sales GmbH, Mercer Torgau Holdings GmbH and Mercer Torgau Beteiligungs GmbH, as additional guarantors, and UniCredit Bank GmbH, as agent, relating to the German Facility

Restructuring Support Agreement, dated as of November 2, 2026, among Mercer International Inc., Mercer International (Texas) LLC and the Consenting Senior Noteholders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 2, 2026)

Restructuring Support Agreement, dated as of November 2, 2026, among Mercer International Inc., Mercer International (Texas) LLC and the Consenting Equityholders party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated November 2, 2026)

Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1*	Section 906 Certification of Chief Executive Officer

32.2*	Section 906 Certification of Chief Financial Officer

101

The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2026 of Mercer International Inc., formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Interim Consolidated Statements of Operations; (ii) Interim Consolidated Statements of Comprehensive Loss; (iii) Interim Consolidated Balance Sheets; (iv) Interim Consolidated Statements of Changes in Shareholders’ Equity (Deficit); (v) Interim Consolidated Statements of Cash Flows; and (vi) Notes to the Interim Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 has been formatted in iXBRL.

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

QUARTERLY REPORT - PAGE 53

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

MERCER INTERNATIONAL INC.

By:	/s/ Richard Short
Richard Short
Chief Financial Officer and Authorized Officer

Date: November 5, 2026

FORM 10-Q

QUARTERLY REPORT - PAGE 54